Form 10-Q
period 1995-03-31
MAGNA GROUP INC
filed 1995-05-12
CIK 36094

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                            FORM 10-Q


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    MARCH 31, 1995
                               --------------------------------------

                               OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------- to ---------------------------


Commission file number         0-8234
                       ----------------------------------------------

                        MAGNA GROUP, INC.
- ---------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            Delaware                          37-0996453
- -----------------------------    ------------------------------------
(State or other jurisdiction     (I.R.S. Employer Identification No.)
    of incorporation or
       organization)

                         One Magna Place
                 1401 South Brentwood Boulevard
                 St. Louis, Missouri 63144-1401
- ---------------------------------------------------------------------
            (Address of principal executive offices)
                           (Zip Code)

                         (314) 963-2500
- ---------------------------------------------------------------------
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   x     No
        -----      -----

       Title of class of                     Number of shares
         common stock                outstanding as of May 10, 1995
- -----------------------------        ------------------------------
Common stock, $2.00 par value                  27,679,910

                             TABLE OF CONTENTS



                                                              Page
                                                              ----
PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
          Condensed Consolidated Balance Sheets                 3
          Condensed Consolidated Statements of Income           4
          Condensed Consolidated Statements of Cash Flows       5
          Notes to Condensed Consolidated Financial Statements  6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL
              CONDITION                                         7

PART II - OTHER INFORMATION

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS                                15

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                15

SIGNATURE PAGE                                                16

EXHIBIT INDEX                                                 17

PART I - FINANCIAL INFORMATION
- ------------------------------

ITEM 1. FINANCIAL STATEMENTS
- ----------------------------

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
                                                             MARCH 31      DECEMBER 31
                                                               1995           1994
                                                            ----------     -----------
ASSETS
  Cash and due from banks                                   $  208,357     $  264,434
  Federal funds sold                                             9,758         17,496
  Securities:
    Held-to-maturity                                           262,761        267,829
    Available-for-sale                                         921,141        949,345
  Loans                                                      3,019,525      2,976,187
    Unearned income                                             (6,168)        (7,986)
    Reserve for loan losses                                    (43,748)       (43,991)
                                                            ----------     ----------
                                  Net Loans                  2,969,609      2,924,210
  Premises and equipment                                        76,014         72,986
  Other assets                                                 135,227        142,202
                                                            ----------     ----------
                               TOTAL ASSETS                 $4,582,867     $4,638,502
                                                            ==========     ==========

LIABILITIES
  Deposits:
    Noninterest bearing                                     $  541,177     $  595,224
    Interest bearing                                         3,220,139      3,077,531
                                                            ----------     ----------
                             Total Deposits                  3,761,316      3,672,755

  Federal funds purchased and
    repurchase agreements                                      283,107        421,515
  Other short-term borrowings                                   15,000         15,000
  Long-term debt                                                69,399        104,453
  Other liabilities                                             60,153         53,467
                                                            ----------     ----------
                          TOTAL LIABILITIES                  4,188,975      4,267,190
Commitments and contingent liabilities
STOCKHOLDERS' EQUITY
  Preferred stock:
    Class B, voting, $20 par value -
      2,074 shares issued and outstanding                           41             41
  Common stock, $2 par value - 27,643,817
    and 27,512,462 shares issued and
    outstanding, respectively                                   55,288         55,025
  Capital surplus                                              205,554        203,693
  Retained earnings                                            154,527        148,417
  Net unrealized losses on securities                          (21,518)       (35,864)
                                                            ----------     ----------
                 TOTAL STOCKHOLDERS' EQUITY                    393,892        371,312
                                                            ----------     ----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $4,582,867     $4,638,502
                                                            ==========     ==========

See accompanying notes.

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                          ----------------------
                                                            1995          1994
                                                            ----          ----
Interest Income:
  Interest and fees on loans                              $63,100        $49,654
  Securities:
    Taxable                                                17,140         13,927
    Tax-exempt                                              1,810          2,027
                                                          -------        -------
                                                           18,950         15,954
  Other interest income                                       213             46
                                                          -------        -------
                        TOTAL INTEREST INCOME              82,263         65,654
Interest Expense:
  Deposits                                                 30,058         23,582
  Short-term borrowings                                     4,999          1,343
  Long-term debt                                            1,520          1,381
                                                          -------        -------
                       TOTAL INTEREST EXPENSE              36,577         26,306
                                                          -------        -------
                          NET INTEREST INCOME              45,686         39,348
Provision for Loan Losses                                   1,667          1,100
                                                          -------        -------
                    NET INTEREST INCOME AFTER
                    PROVISION FOR LOAN LOSSES              44,019         38,248
Noninterest Income:
  Service charges on deposits                               5,461          5,037
  Trust                                                     2,319          2,247
  Securities gains (losses), net                               66            (34)
  Other                                                     3,235          4,060
                                                          -------        -------
                                                           11,081         11,310
Noninterest Expense:
  Employee compensation and
   other benefits                                          18,583         17,927
  Net occupancy                                             3,972          3,846
  Equipment                                                 2,202          2,186
  FDIC insurance premiums                                   2,058          1,993
  Other                                                    10,474         11,005
                                                          -------        -------
                                                           37,289         36,957
                                                          -------        -------
                   INCOME BEFORE INCOME TAXES              17,811         12,601
Income Tax Expense                                          6,176          3,387
                                                          -------        -------

                                   NET INCOME             $11,635        $ 9,214
                                                          =======        =======

Average Shares Outstanding                                 27,694         25,877

Per Share Data:
  Net income                                                $ .42          $ .36
                                                            =====          =====

  Dividends declared                                        $ .20          $ .19
                                                            =====          =====

See accompanying notes.

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
                                                                     THREE MONTHS ENDED
                                                                          MARCH 31
                                                                   -----------------------
                                                                      1995          1994
                                                                      ----          ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                          $ 20,454       $ 17,946

INVESTING ACTIVITIES
  Proceeds from maturities of held-to-maturity
    securities                                                        6,999          8,832
  Proceeds from sales of held-to-maturity securities                    199            -
  Purchases of held-to-maturity securities                             (825)        (7,528)
  Proceeds from maturities of available-
    for-sale securities                                              40,774        105,837
  Proceeds from sales of available-for-
    sale securities                                                  15,641            111
  Purchases of available-for-sale securities                         (5,665)      (156,587)
  Net increase in loans                                             (48,890)       (31,910)
  Proceeds from sales of foreclosed property                          1,475          1,988
  Purchases of premises and equipment                                (5,336)        (1,730)
                                                                   --------       --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   4,372        (80,987)

FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                88,649         (4,334)
  Cash dividends                                                     (5,525)        (4,893)
  Increase (decrease) in Federal funds
    purchased and repurchase agreements                            (173,408)        16,538
  Proceeds from long-term debt                                         -            73,500
  Net decrease in other short-term borrowings                          -           (26,739)
  Other                                                               1,643            207
                                                                   --------       --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (88,641)        54,279
                                                                   --------       --------

             DECREASE IN CASH AND CASH EQUIVALENTS                  (63,815)        (8,762)
  Cash and cash equivalents at beginning of period                  281,930        204,960
                                                                   --------       --------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $218,115       $196,198
                                                                   ========       ========

See accompanying notes.

MAGNA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

  The unaudited interim condensed consolidated financial statements of Magna Group, Inc. and its affiliates ("Magna") have been prepared in accordance with generally accepted accounting principles for the banking industry and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Reference is hereby made to the notes to consolidated financial statements contained in Magna's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, all adjustments considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements have been included therein and are of a normal recurring nature. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE B--CHANGES IN ACCOUNTING METHODS

   Magna adopted the provisions of FAS No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. Under the standard, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The standard requires that an impaired loan be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, or, if the loan is collateral dependent, based on the fair value of the collateral.

   At March 31, 1995, the recorded investment in impaired loans was $18.5 million. Included in this amount was $8.9 million of impaired loans for which the reserve for loan losses was $4.9 million and $9.6 million of impaired loans which did not have a related reserve for loan losses because of adequate collaterali-zation of the balance.

   During the first quarter of 1995, the average balance of impaired loans was $19.4 million. Interest income recognized on such loans during the quarter was not significant.

   FAS No. 114 requires that upon adoption, all loans classified as in-substance foreclosure be reclassified to an appropriate loan category if the creditor does not have physical possession of the collateral. In order to present information consistently for all periods, in-substance foreclosed assets in the amount of approximately $4 million at December 31, 1994 were reclassified from other assets to loans.

NOTE C--RECLASSIFICATIONS

    Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation. Such reclassifications had no effect on net income.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
- -----------------------------------------------------------
OPERATIONS AND FINANCIAL CONDITION
- ----------------------------------

OVERVIEW
     Net income for the first quarter of 1995 was $11.6 million, or 42 cents per common share, compared with $9.2 million, or 36 cents, for the first quarter of 1994.

     The effect of acquisitions consummated in the second and third quarters of 1994 are reflected in Magna's results of operations for 1995.

     Table 1 summarizes Magna's statement of income and the change in each category for the periods presented.

TABLE 1 - - Comparative Statements of Income
(In thousands)
                                                     Three Months Ended
                                                          March 31             Change
                                                     ------------------   -----------------
                                                       1995       1994     Amount   Percent
                                                     -------    -------   -------   -------
Total interest income
 (fully tax-equivalent) . . . . . . . . . . . . .    $83,492    $66,997   $16,495     24.6%
Total interest expense. . . . . . . . . . . . . .     36,577     26,306    10,271     39.0
                                                     -------    -------   -------
   Net interest income. . . . . . . . . . . . . .     46,915     40,691     6,224     15.3
Provision for loan losses . . . . . . . . . . . .      1,667      1,100       567     51.5
Noninterest income:
   Service charges on deposits. . . . . . . . . .      5,461      5,037       424      8.4
   Trust. . . . . . . . . . . . . . . . . . . . .      2,319      2,247        72      3.2
   Other. . . . . . . . . . . . . . . . . . . . .      3,235      4,060      (825)   (20.3)
                                                     -------    -------   -------
                                                      11,015     11,344      (329)    (2.9)
    Securities gains(losses), net . . . . . . . .         66        (34)      100       NM
                                                     -------    -------   -------
      Total . . . . . . . . . . . . . . . . . . .     11,081     11,310      (229)    (2.0)
                                                     -------    -------   -------
Noninterest expense:
   Employee compensation and
       other benefits . . . . . . . . . . . . . .     18,583     17,927       656      3.7
   Net occupancy. . . . . . . . . . . . . . . . .      3,972      3,846       126      3.3
   Equipment. . . . . . . . . . . . . . . . . . .      2,202      2,186        16       .7
   FDIC insurance premiums. . . . . . . . . . . .      2,058      1,993        65      3.3
   Other. . . . . . . . . . . . . . . . . . . . .     10,407     10,471       (64)     (.6)
                                                     -------    -------   -------
Total operating expense . . . . . . . . . . . . .     37,222     36,423       799      2.2
   Foreclosed property
      expense . . . . . . . . . . . . . . . . . .         67        534      (467)   (87.5)
                                                     -------    -------   -------
   Total. . . . . . . . . . . . . . . . . . . . .     37,289     36,957       332       .9
                                                     -------    -------   -------
Income before income taxes. . . . . . . . . . . .     19,040     13,944     5,096     36.5
Less: tax-equivalent adjustment . . . . . . . . .      1,229      1,343      (114)    (8.5)
Income tax expense  . . . . . . . . . . . . . . .      6,176      3,387     2,789     82.3
                                                     -------    -------   -------
Net income. . . . . . . . . . . . . . . . . . . .    $11,635    $ 9,214    $2,421     26.3
                                                     =======    =======   =======

- -------------------
NM - not meaningful

   The following paragraphs discuss more fully significant changes and trends as they relate to Magna's results of operations during the three month period ended March 31, 1995 and its financial condition, asset quality, capital resources and liquidity as of March 31, 1995. This discussion should be read in conjunction with Magna's condensed consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

RESULTS OF OPERATIONS

NET INTEREST INCOME

   Fully tax-equivalent net interest income increased 15.3% for the first quarter of 1995 compared with 1994 and was positively impacted in 1995 by the effect of acquisitions consummated in 1994, as well as increased volume of earning assets and a higher interest rate environment.

   The net interest margin for the first quarter of 1995 was 4.54% compared with 4.34% for the first quarter of 1994 and 4.59% for the fourth quarter of 1994. The decline in the first quarter of 1995 compared with the fourth quarter of 1994 occurred as Magna's overall yield on earning assets did not keep pace with the increase in its cost of funds. Based on the current interest rate environment, management anticipates continued pressure on the margin, consistent with what is expected throughout much of the financial services industry.

PROVISION FOR LOAN LOSSES

   The increase in the provision for loan losses in 1995 was primarily due to increased internal loan growth. Activity in the reserve for loan losses and nonperforming loan data are presented and discussed under "ASSET QUALITY."

NONINTEREST INCOME

   Total noninterest income was $11.1 million for the first quarter of 1995 compared with $11.3 million for the first quarter of 1994.

   A reduced level of brokerage commissions and insurance-related income was recorded in the first quarter of 1995 compared with 1994 as a result of slowing market conditions. In addition, higher interest rates in 1995 resulted in lower volume of fixed rate mortgage loans originated for resale in the secondary market and a corresponding decline in fee income related to such activity. Noninterest income for the first quarter of 1995 was positively impacted by the effect of the 1994 acquisitions.

   For the first quarter of 1995, noninterest income as a percentage of average assets, on an annualized basis, was .99% compared with 1.11% for the first quarter of 1994.

NONINTEREST EXPENSE

   Total noninterest expense was $37.3 million for the first quarter of 1995 compared with $37.0 million for the first quarter of 1994. For the first quarter of 1995, noninterest expense as a percentage of average assets, on an annualized basis, was 3.34% compared with 3.64% for the first quarter of 1994.

   The increase in employee compensation and other benefits, as well as in net occupancy, equipment and FDIC insurance premiums for the first quarter of 1995 compared with 1994 was attributable to the effect of the acquisitions consummated in 1994, partially offset by staff reductions and other cost savings associated with consolidation of certain back-office operations. Normal merit increases and increases in other benefits also contributed to the higher level of employee compensation and other benefits in 1995. Foreclosed property expense for the first quarter of 1995 compared with 1994 decreased $.5 million, or 87.5%, primarily as a result of gains recorded on some property sales in 1995.

   The increase in the effective tax rates during the first quarter of 1995 was primarily the result of lower levels of tax-exempt interest income as a percentage of total interest income.

FINANCIAL CONDITION

GENERAL

   Certain components of Magna's consolidated balance sheet at March 31, 1995 compared with December 31, 1994 are presented in summary form in Table 2 below.

TABLE 2 -- Selected Comparative Balance Sheet Items
(In thousands)
                                          March 31     December 31           Change
                                           1995           1994          Amount    Percent
                                        ----------     -----------    --------    -------
Total assets . . . . . . . . . . . . . .$4,582,867     $4,638,502     $(55,635)    (1.2)%
Loans, net of
  unearned income. . . . . . . . . . . . 3,013,357      2,968,201       45,156      1.5
Investments. . . . . . . . . . . . . . . 1,183,902      1,217,174      (33,272)    (2.7)
Deposits . . . . . . . . . . . . . . . . 3,761,316      3,672,755       88,561      2.4
Borrowings . . . . . . . . . . . . . . .   367,506        540,968     (173,462)   (32.1)

LOANS

   Loans, net of unearned income, increased 1.5%, or $45.2 million, from year-end 1994 to March 31, 1995 due to Magna's competitive pricing structure, and strong loan demand in the commercial, financial and agricultural sector during the first quarter of 1995 and a seasonal increase in real estate construction loans.

   Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

TABLE 3 -- Loan Portfolio Composition
(In thousands)
                                             March 31          December 31           March 31
                                               1995               1994                 1994
                                          ---------------    ---------------      ---------------
Commercial borrowers:                     Amount  Percent    Amount  Percent      Amount  Percent
- ---------------------                     ------  -------    ------  -------      ------  -------
Commercial, financial
 and agricultural . . . . . . . . . . .$  522,360  17.4%  $  492,538  16.6%     $  477,316  18.4%
Commercial real estate. . . . . . . . .   922,086  30.6      932,553  31.4         839,100  32.4
Real estate
 construction . . . . . . . . . . . . .   148,469   4.9      130,734   4.4         104,598   4.0
                                       ---------- -----   ---------- -----      ---------- -----
   Total commercial . . . . . . . . . . 1,592,915  52.9    1,555,825  52.4       1,421,014  54.8
                                       ---------- -----   ---------- -----      ---------- -----

Consumer borrowers:
- -------------------
1-4 family residential
 real estate. . . . . . . . . . . . . .   906,338  30.1      903,082  30.4         767,307  29.6
Other consumer loans,
 net of unearned income . . . . . . . .   514,104  17.0      509,294  17.2         404,881  15.6
                                       ---------- -----   ---------- -----      ---------- -----
   Total consumer . . . . . . . . . . . 1,420,442  47.1    1,412,376  47.6       1,172,188  45.2
                                       ---------- -----   ---------- -----      ---------- -----

   Total loans, net of
   unearned income. . . . . . . . . . .$3,013,357 100.0%  $2,968,201 100.0%     $2,593,202 100.0%
                                       ========== =====   ========== =====      ========== =====

INVESTMENTS

   Total investments decreased 2.7%, or $33.3 million, at March 31, 1995 compared with year-end 1994. This decrease was primarily the result of proceeds from principal paydowns and maturities of securities being used to fund loan growth, partially offset by an improvement in the market value of the available-for-sale portfolio at March 31, 1995 compared with year-end 1994.

   Table 4 presents the composition of investments and the change in each category for the periods presented.

TABLE 4 -- Investment Securities Portfolio Composition
(In thousands)
                                                                      Change
                                     March 31     December 31   -----------------
                                       1995          1994        Amount   Percent
                                    ----------    -----------   --------  -------
   Held-to-maturity securities  . . $  262,761    $  267,829    $ (5,068)  (1.9)%
   Available-for-sale securities. .    921,141       949,345     (28,204)  (3.0)
                                    ----------    ----------    --------
      Total investments . . . . . . $1,183,902    $1,217,174    $(33,272)  (2.7)
                                    ==========    ==========    ========

DEPOSITS

   Total deposits increased $88.6 million to $3.8 billion at March 31, 1995 from year-end 1994. The decline in noninterest bearing deposits during the first quarter of 1995 was due to seasonal factors which increase demand deposits at the end of a calendar year. The increase in time deposits during the first quarter of 1995 was primarily due to higher rates paid on such deposits as a result of the overall upward shift in the interest rate environment and Magna's decision to price competitively such deposits. Management believes that these factors also led to movement from more liquid savings and market rate deposits to time deposits during the first quarter of 1995.

   Table 5 sets forth the composition of deposits and the changes in each category for the periods presented.

TABLE 5 -- Deposit Liability Composition
(In thousands)
                                               March 31          December 31
                                                 1995               1994               Change
                                          ----------------    -----------------    ---------------
                                          Amount   Percent    Amount    Percent    Amount  Percent
                                          ------   -------    ------    -------    ------  -------
Noninterest bearing . . . . . . . . . .$  541,177   14.4%   $  595,224   16.2%    $(54,047) (9.1)%
NOW and other
   transaction accounts . . . . . . . .   540,269   14.4       551,246   15.0      (10,977) (2.0)
Savings and market
   rate deposits  . . . . . . . . . . .   876,413   23.3       920,611   25.1      (44,198) (4.8)
Time deposits less than
   $100,000 . . . . . . . . . . . . . . 1,572,427   41.8     1,396,027   38.0      176,400  12.6
Time deposits $100,000
   or more. . . . . . . . . . . . . . .   231,030    6.1       209,647    5.7       21,383  10.2
                                       ----------  -----    ----------  -----     --------
     Total deposits . . . . . . . . . .$3,761,316  100.0%   $3,672,755  100.0%    $ 88,561   2.4
                                       ==========  =====    ==========  =====     ========

BORROWINGS

   Total borrowings decreased 32.1%, or $173.5 million, from year-end 1994 to March 31, 1995, primarily due to decreases in federal funds purchased and repurchase agreements. Contributing to the decrease in short-term borrowings for the periods compared was the higher level of deposits and utilization of securities proceeds to reduce borrowings during the first quarter of 1995. Long-term debt decreased 33.6%, or $35.1 million, primarily due to the reclassification of a $35 million repurchase agreement of a banking subsidiary which had a remaining maturity of less than one year as of March 31, 1995.

ASSET QUALITY

   The credit quality of Magna's loan portfolio remained relatively stable during the first quarter of 1995 as indicated in Table 6. Magna does not anticipate any significant losses on the disposition of other real estate owned at March 31, 1995.

   Table 6 sets forth a summary of Magna's loan portfolio mix and nonperforming assets.

Table 6 - Loan Portfolio Mix and Nonperforming Assets
(In thousands)
                                                         March 31, 1995            December 31, 1994
                                                   ------------------------    ------------------------
                                                   Loans and       Non-        Loans and       Non-
                                                   Foreclosed    performing    Foreclosed    performing
                                                    Property       Assets       Property       Assets
                                                   ----------    ----------    ----------    ----------
  Commercial borrowers:
  ---------------------
    Commercial, financial and
     agricultural. . . . . . . . . . . . . .      $  522,360     $ 7,722       $  492,538      $ 9,713
    Commercial real estate . . . . . . . . .         922,086      14,281          932,553       13,365
    Real estate construction . . . . . . . .         148,469       2,504          130,734        1,135
                                                  ----------     -------       ----------      -------
      Total commercial . . . . . . . . . . .       1,592,915      24,507        1,555,825       24,213
  Consumer borrowers:
  -------------------
    1-4 family residential
     real estate . . . . . . . . . . . . . .         906,338       9,616          903,082        9,534
    Other consumer loans, net
     of unearned income. . . . . . . . . . .         514,104       2,676          509,294        3,155
                                                  ----------     -------       ----------      -------
      Total consumer . . . . . . . . . . . .       1,420,442      12,292        1,412,376       12,689
                                                  ----------     -------       ----------      -------
    Total loans, net of
     unearned income . . . . . . . . . . . .       3,013,357      36,799        2,968,201       36,902
  Foreclosed property. . . . . . . . . . . .           7,128       7,128            7,206        7,206
                                                  ----------     -------       ----------      -------
    Total. . . . . . . . . . . . . . . . . .      $3,020,485     $43,927       $2,975,407      $44,108
                                                  ==========     =======       ==========      =======

  Nonaccrual loans . . . . . . . . . . . . .                     $27,971                       $27,184
  Loans past due 90 days or more . . . . . .                       7,191                         8,060
  Restructured loans . . . . . . . . . . . .                       1,637                         1,658
                                                                 -------                       -------
    Total nonperforming loans. . . . . . . .                      36,799                        36,902
  Foreclosed property. . . . . . . . . . . .                       7,128                         7,206
                                                                 -------                       -------
    Total nonperforming assets . . . . . . .                     $43,927                       $44,108
                                                                 =======                       =======

  Nonperforming loans to
     total loans . . . . . . . . . . . . . .                        1.22%                         1.24%
  Nonperforming assets to total
     loans and foreclosed property . . . . .                        1.45                          1.48


    Table 7 presents information pertaining to the activity in and an analysis of Magna's reserve for loan losses for the periods presented.

Table 7 - Reserve For Loan Losses
(In thousands)
                                              Three Months Ended
                                                    March 31
                                              ------------------
                                                1995       1994
                                                ----       ----
Balance at beginning of period  . . . . . .   $43,991    $40,065
Loans charged off:
 Commercial borrowers:
   Commercial, financial and agricultural .      (903)      (951)
   Commercial real estate . . . . . . . . .    (1,330)      (895)
   Real estate construction . . . . . . . .         0       (104)
                                              -------    -------
     Total commercial . . . . . . . . . . .    (2,233)    (1,950)
 Consumer borrowers:
   1-4 family residential real estate . . .      (211)      (486)
   Other consumer loans . . . . . . . . . .      (827)      (798)
                                              -------    -------
     Total consumer . . . . . . . . . . . .    (1,038)    (1,284)
                                              -------    -------

     Total charge-offs  . . . . . . . . . .    (3,271)    (3,234)
                                              -------    -------

Recoveries of loans previously charged off:
 Commercial borrowers:
   Commercial, financial and agricultural .       463      1,207
   Commercial real estate . . . . . . . . .       453        339
   Real estate construction . . . . . . . .        48          1
                                              -------    -------
     Total commercial . . . . . . . . . . .       964      1,547
 Consumer borrowers:
   1-4 family residential real estate . . .       133         29
   Other consumer loans . . . . . . . . . .       264        301
                                              -------    -------
     Total consumer . . . . . . . . . . . .       397        330
                                              -------    -------

     Total recoveries . . . . . . . . . . .     1,361      1,877
                                              -------    -------

Net loans charged off . . . . . . . . . . .    (1,910)    (1,357)
                                              -------    -------

Provision for loan losses charged
 to operations  . . . . . . . . . . . . . .     1,667      1,100
                                              -------    -------
Balance at end of period  . . . . . . . . .   $43,748    $39,808
                                              =======    =======

Net loan charge-offs (annualized) to
 average loans  . . . . . . . . . . . . . .       .26%       .21%
Reserve for loan losses to total loans  . .      1.45       1.54
Reserve for loan losses to
 nonperforming loans  . . . . . . . . . . .    118.88      90.04


  Management believes that the consolidated reserve for loan losses is adequate to provide for possible losses inherent in the loan portfolio. However, no assurance can be given that subsequent changes in economic conditions, risk elements and other factors will not require significant changes in the level of the loan loss reserve.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL

  Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines adopted in 1989 by the Board of Governors of the Federal Reserve System. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At March 31, 1995, Magna's Tier 1 and Total Capital ratios were 13.02% and 14.30%, respectively. Magna's leverage ratio at March 31, 1995 was 8.60%.

DIVIDENDS AND RESOURCE COMMITMENTS

  The primary source of funds to Magna on a parent company only basis consists of dividends and management fees paid by its banking affiliates. In general, the ability of Magna's banking affiliates to pay dividends and management fees is subject to limitations under various laws and regulations, and to prudent and sound banking principles. Dividends available to Magna from its banking affiliates without prior regulatory approval amounted to approximately $156 million at March 31, 1995.

  Magna believes that its banking subsidiaries' earnings will be sufficient to provide capital to fund asset growth and to permit the distribution of cash dividends to Magna sufficient to meet
Magna's operating and debt service requirements for the foreseeable future.

PART II - OTHER INFORMATION
- ---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

  (a) The annual meeting of the stockholders of Magna was held on May 3, 1995.

  (b) The following individuals were elected as Class I directors of Magna to serve a three-year term or until their successors shall have been duly elected and qualified: James A.
Auffenberg, Jr., C.E. Heiligenstein, Carl G. Hogan, Sr., Ralph
F. Korte and Frank R. Trulaske, III.

The following sets forth the name of each director of Magna whose term of office continued beyond the meeting:

  Class II Directors               Class III Directors
  ------------------               -------------------

  G. Thomas Andes                  William E. Cribbin
  Donald P. Gallop                 Wayne T. Ewing
  Wendell J. Kelley                Franklin A. Jacobs
  Robert E. McGlynn                S. Lee Kling
                                   George T. Wilkins, Jr.

  (c)(i) The election of five individuals as Class I directors of Magna was voted upon at the annual meeting. The number of votes cast for or withheld, and the number of broker non-votes, with respect to each of the nominees were as follows:

                             Votes Cast    Votes      Broker
    Nominee                     For       Withheld   Non-votes
    -------                  ----------   --------   ---------
  James A. Auffenberg, Jr.   24,012,889    603,869   2,227,344
  C.E. Heiligenstein         24,010,937    605,821   2,227,344
  Carl G. Hogan, Sr.         24,132,616    484,142   2,227,344
  Ralph F. Korte             23,843,538    773,220   2,227,344
  Frank R. Trulaske, III     24,055,336    561,422   2,227,344

     (ii)  The adoption of The Magna Group, Inc. Employee Stock
Purchase Plan was also voted upon at the annual meeting. The number of votes cast for, against or abstaining, and the number of broker non-votes, with respect to adoption of the plan were as follows:

                  Votes Cast   Votes      Votes       Broker
                     For      Against   Abstaining   Non-votes
                  ----------  -------   ----------   ---------

                  20,875,987  735,286    760,606     4,471,983

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

   (a)  Exhibits:  See Exhibit Index on page 17 hereof.

   (b) Reports on Form 8-K: No reports on Form 8-K were filed by Magna during the first quarter of 1995.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               MAGNA GROUP, INC.
                                         ----------------------------
                                                 (Registrant)





DATE:  May 11, 1995                    By: /s/ G. Thomas Andes
- -----------------------------             ---------------------------
                                          G. Thomas Andes
                                          Chairman of the Board and
                                          Chief Executive Officer





DATE:  May 11, 1995                    By: /s/ Luckett G. Maynard
- -----------------------------             ---------------------------
                                          Luckett G. Maynard
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                          EXHIBIT INDEX
                          -------------

EXHIBIT NO.                DESCRIPTION
- -----------                -----------

  11.1      Computation of Earnings Per Common
            Share, filed herewith.

  27.1      Financial Data Schedule, filed herewith
