Form 10-Q
period 1995-06-30
MAGNA GROUP INC
filed 1995-08-10
CIK 36094

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                       FORM 10-Q


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             JUNE 30, 1995
                                -----------------------------------------------

                                          OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------     --------------------------


Commission file number                 0-8234
                       --------------------------------------------------------

                               MAGNA GROUP, INC.
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)
            Delaware                                  37-0996453
---------------------------------        --------------------------------------
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
      of incorporation or
         organization)

                                    One Magna Place
                            1401 South Brentwood Boulevard
                            St. Louis, Missouri 63144-1401
-------------------------------------------------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)

                                  (314) 963-2500
-------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   x     No
        -----       ------

       Title of class of                            Number of shares
         common stock                       outstanding as of August 8, 1995
---------------------------------        --------------------------------------
  Common stock, $2.00 par value                         27,767,765

                                     TABLE OF CONTENTS



                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
          Condensed Consolidated Balance Sheets                              3
          Condensed Consolidated Statements of Income                        4
          Condensed Consolidated Statements of Cash Flows                    5
          Notes to Condensed Consolidated Financial Statements               6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION                             7

PART II - OTHER INFORMATION

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              16

SIGNATURE PAGE                                                              17

EXHIBIT INDEX                                                               18

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
                                                             JUNE 30      DECEMBER 31
                                                               1995          1994
                                                           ----------     -----------
ASSETS
  Cash and due from banks                                  $  205,390     $  264,434
  Federal funds sold                                           54,767         17,496
  Securities:
    Held-to-maturity                                          269,922        267,829
    Available-for-sale                                        933,308        949,345
  Loans                                                     3,097,027      2,976,187
    Unearned income                                            (4,623)        (7,986)
    Reserve for loan losses                                   (43,270)       (43,991)
                                                           ----------     ----------
                                           Net Loans        3,049,134      2,924,210
  Premises and equipment                                       81,195         72,986
  Other assets                                                127,366        142,202
                                                           ----------     ----------
                                        TOTAL ASSETS       $4,721,082     $4,638,502
                                                           ==========     ==========

LIABILITIES
  Deposits:
    Noninterest bearing                                    $  537,693     $  595,224
    Interest bearing                                        3,315,067      3,077,531
                                                           ----------     ----------
                                      Total Deposits        3,852,760      3,672,755

  Federal funds purchased and
    repurchase agreements                                     314,317        421,515
  Other short-term borrowings                                  15,000         15,000
  Long-term debt                                               68,928        104,453
  Other liabilities                                            55,310         53,467
                                                           ----------     ----------
                                   TOTAL LIABILITIES        4,306,315      4,267,190
Commitments and contingent liabilities
STOCKHOLDERS' EQUITY
  Preferred stock:
    Class B, voting, $20 par value -
      2,074 shares issued and outstanding                          41             41
  Common stock, $2 par value - 27,736,198
    and 27,512,462 shares issued and
    outstanding, respectively                                  55,472         55,025
  Capital surplus                                             207,037        203,693
  Retained earnings                                           161,389        148,417
  Net unrealized losses on securities                          (9,172)       (35,864)
                                                           ----------     ----------
                          TOTAL STOCKHOLDERS' EQUITY          414,767        371,312
                                                           ----------     ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $4,721,082     $4,638,502
                                                           ==========     ==========

See accompanying notes.

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                           JUNE 30                 JUNE 30
                                      ------------------     ------------------
                                      1995          1994     1995          1994
                                      ------------------     ------------------
Interest Income:
  Interest and fees on loans           $65,705   $51,936     $128,805  $101,590
  Securities:
    Taxable                             16,748    15,169       33,888    29,096
    Tax-exempt                           1,770     1,727        3,580     3,754
                                       -------   -------     --------  --------
                                        18,518    16,896       37,468    32,850
  Other interest income                    803       147        1,016       193
                                       -------   -------     --------  --------
             TOTAL INTEREST INCOME      85,026    68,979      167,289   134,633
Interest Expense:
  Deposits                              34,384    23,205       64,442    46,787
  Short-term borrowings                  3,972     1,851        8,971     3,194
  Long-term debt                         1,380     1,797        2,900     3,178
                                       -------   -------     --------  --------
            TOTAL INTEREST EXPENSE      39,736    26,853       76,313    53,159
                                       -------   -------     --------  --------
               NET INTEREST INCOME      45,290    42,126       90,976    81,474
Provision for Loan Losses                2,262     1,000        3,929     2,100
                                       -------   -------     --------  --------
         NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES      43,028    41,126       87,047    79,374
Noninterest Income:
  Service charges on deposits            5,653     5,737       11,114    10,774
  Trust                                  2,244     2,270        4,563     4,517
  Securities gains, net                    297       346          363       312
  Other                                  3,929     4,426        7,164     8,486
                                       -------   -------     --------  --------
                                        12,123    12,779       23,204    24,089
Noninterest Expense:
  Employee compensation and
   other benefits                       18,078    18,503       36,661    36,430
  Net occupancy                          4,933     3,989        8,905     7,835
  Equipment                              2,160     2,304        4,362     4,490
  FDIC insurance premiums                2,059     2,014        4,117     4,007
  Other                                 10,916    11,410       21,390    22,415
                                       -------   -------     --------  --------
                                        38,146    38,220       75,435    75,177
                                       -------   -------     --------  --------
        INCOME BEFORE INCOME TAXES      17,005    15,685       34,816    28,286
Income Tax Expense                       4,606     5,143       10,782     8,530
                                       -------   -------     --------  --------

                        NET INCOME     $12,399   $10,542     $ 24,034  $ 19,756
                                       =======   =======     ========  ========

Average Shares Outstanding              27,821    26,037       27,757    25,958

Per Share Data:
  Net income                              $.45      $.40         $.87      $.76
                                          ====      ====         ====      ====

  Dividends declared                      $.20      $.19         $.40      $.38
                                          ====      ====         ====      ====

See accompanying notes.

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
                                                                        SIX MONTHS ENDED
                                                                            JUNE 30
                                                                     ---------------------
                                                                     1995             1994
                                                                     ----             ----

          NET CASH PROVIDED BY OPERATING ACTIVITIES                $ 32,425        $ 28,462

INVESTING ACTIVITIES
  Proceeds from maturities of held-to-maturity
    securities                                                       10,274          12,784
  Proceeds from sales of held-to-maturity securities                    738             -
  Purchases of held-to-maturity securities                          (10,485)        (11,336)
  Proceeds from maturities of available-
    for-sale securities                                              74,890         156,655
  Proceeds from sales of available-for-
    sale securities                                                  70,352         104,687
  Purchases of available-for-sale securities                        (86,179)       (276,966)
  Net increase in loans                                            (133,281)       (101,021)
  Proceeds from sales of foreclosed property                          2,796           4,776
  Purchases of premises and equipment                               (13,025)         (4,579)
  Proceeds from sales of premises and equipment                         103             770
  Cash and cash equivalents of acquired institutions                   -             10,660
                                                                   --------        --------
              NET CASH USED IN INVESTING ACTIVITIES                 (83,817)       (103,570)

FINANCING ACTIVITIES
  Net increase (decrease) in deposits                               180,178         (31,253)
  Cash dividends                                                    (11,062)         (9,786)
  Increase (decrease) in federal funds
    purchased and repurchase agreements                            (142,198)         85,470
  Proceeds from long-term debt                                         -             73,500
  Net decrease in other short-term borrowings                          -            (26,864)
  Other                                                               2,701             298
                                                                   --------        --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                  29,619          91,365
                                                                   --------        --------

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (21,773)         16,257
  Cash and cash equivalents at beginning of period                  281,930         204,960
                                                                   --------        --------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                $260,157        $221,217
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

NOTE B--RECLASSIFICATIONS

   Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation. Such reclassifications had no effect on net income.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
-----------------------------------------------------------
OPERATIONS AND FINANCIAL CONDITION
----------------------------------

OVERVIEW
      Net income for the second quarter of 1995 was $12.4 million, or 45 cents per common share, compared with $10.5 million, or 40 cents per share, for the second quarter of 1994. For the first six months of 1995, net income was $24.0 million, or 87 cents per common share, compared with $19.8 million, or 76 cents per share, in 1994.

      The effect of acquisitions consummated in the second and third quarters of 1994 are reflected in Magna's results of operations from the respective acquisition dates forward.

      Table 1 summarizes Magna's statement of income and the change in each category for the periods presented.

TABLE 1 - - Comparative Statements of Income
(In thousands)
                                      Three Months Ended
                                           June 30                     Change
                                    ----------------------      ---------------------
                                      1995          1994          Amount      Percent
                                    --------      --------      ---------     -------
Total interest income
 (fully tax-equivalent) . . . . . .  $86,277       $70,164        $16,113        23.0%
Total interest expense. . . . . . .   39,736        26,853         12,883        48.0
                                     -------       -------        -------
   Net interest income. . . . . . .   46,541        43,311          3,230         7.5
Provision for loan losses . . . . .    2,262         1,000          1,262       126.2
Noninterest income:
   Service charges on deposits. . .    5,653         5,737            (84)       (1.5)
   Trust. . . . . . . . . . . . . .    2,244         2,270            (26)       (1.1)
   Other. . . . . . . . . . . . . .    3,929         4,426           (497)      (11.2)
                                     -------       -------        -------
                                      11,826        12,433           (607)       (4.9)
    Securities gains, net . . . . .      297           346            (49)      (14.2)
                                     -------       -------        -------
       Total. . . . . . . . . . . .   12,123        12,779           (656)       (5.1)
                                     -------       -------        -------
Noninterest expense:
   Employee compensation and
       other benefits . . . . . . .   18,078        18,503           (425)       (2.3)
   Net occupancy. . . . . . . . . .    4,933         3,989            944        23.7
   Equipment. . . . . . . . . . . .    2,160         2,304           (144)       (6.3)
   FDIC insurance premiums. . . . .    2,059         2,014             45         2.2
   Other. . . . . . . . . . . . . .   10,916        11,410           (494)       (4.3)
                                     -------       -------        -------
       Total. . . . . . . . . . . .   38,146        38,220            (74)        (.2)
                                     -------       -------        -------
Income before income taxes. . . . .   18,256        16,870          1,386         8.2
Less: tax-equivalent adjustment . .    1,251         1,185             66         5.6
Income tax expense  . . . . . . . .    4,606         5,143           (537)      (10.4)
                                     -------       -------        -------
Net income. . . . . . . . . . . . .  $12,399       $10,542        $ 1,857        17.6
                                     =======       =======        =======

                                       Six Months Ended
                                           June 30                     Change
                                    ----------------------      ---------------------
                                       1995         1994          Amount      Percent
                                    --------      --------      ---------     -------
Total interest income
 (fully tax-equivalent) . . . . . . $169,769      $137,161        $32,608        23.8%
Total interest expense. . . . . . .   76,313        53,159         23,154        43.6
                                    --------      --------        -------
   Net interest income. . . . . . .   93,456        84,002          9,454        11.3
Provision for loan losses . . . . .    3,929         2,100          1,829        87.1
Noninterest income:
   Service charges on deposits. . .   11,114        10,774            340         3.2
   Trust. . . . . . . . . . . . . .    4,563         4,517             46         1.0
   Other. . . . . . . . . . . . . .    7,164         8,486         (1,322)      (15.6)
                                    --------      --------        -------
                                      22,841        23,777           (936)       (3.9)
    Securities gains, net . . . . .      363           312             51        16.3
                                    --------      --------        -------
       Total. . . . . . . . . . . .   23,204        24,089           (885)       (3.7)
                                    --------      --------        -------
Noninterest expense:
   Employee compensation and
       other benefits . . . . . . .   36,661        36,430            231          .6
   Net occupancy. . . . . . . . . .    8,905         7,835          1,070        13.7
   Equipment. . . . . . . . . . . .    4,362         4,490           (128)       (2.9)
   FDIC insurance premiums. . . . .    4,117         4,007            110         2.7
   Other. . . . . . . . . . . . . .   21,390        22,415         (1,025)       (4.6)
                                    --------      --------        -------
       Total. . . . . . . . . . . .   75,435        75,177            258          .3
                                    --------      --------        -------
Income before income taxes. . . . .   37,296        30,814          6,482        21.0
Less: tax-equivalent adjustment . .    2,480         2,528            (48)       (1.9)
Income tax expense  . . . . . . . .   10,782         8,530          2,252        26.4
                                    --------      --------        -------
Net income. . . . . . . . . . . . . $ 24,034      $ 19,756        $ 4,278        21.7
                                    ========      ========        =======

   The following paragraphs discuss more fully significant changes and trends as they relate to Magna's results of operations during the six month and three month periods ended June 30, 1995 and its financial condition, asset quality, capital resources and liquidity as of June 30, 1995. This discussion should be read in conjunction with Magna's condensed consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

RESULTS OF OPERATIONS

NET INTEREST INCOME

   Fully tax-equivalent net interest income increased 7.5% for the second quarter of 1995 compared with 1994 and increased 11.3% for the first six months of 1995 compared with the same period in 1994. Fully tax-equivalent net interest income was positively impacted in 1995 by the effect of acquisitions consummated in 1994 and increased volume of earning assets during 1995.

   The net interest margin for the second quarter of 1995 was 4.36% compared with 4.54% for the first quarter of 1995, 4.59% for the fourth quarter of 1994 and 4.50% for the second quarter of 1994. The net interest margin for the first six months of 1995 was 4.45% compared with 4.42% for the first six months of 1994. The decline in the second quarter of 1995 compared with the first quarter of 1995 occurred as Magna's overall yield on earning assets did not keep pace with the increase in its cost of funds. Based on the current interest rate environment, management anticipates continued pressure on the margin, consistent with what is expected throughout much of the financial services industry.

PROVISION FOR LOAN LOSSES

   The increase in the provision for loan losses in 1995 was primarily due to a higher level of net charge-offs and internal loan growth. Activity in the reserve for loan losses and nonperforming loan data are presented and discussed under "ASSET QUALITY."

NONINTEREST INCOME

   Total noninterest income was $12.1 million for the second quarter of 1995 compared with $12.8 million for the second quarter of 1994. Noninterest income for the first six months of 1995 was $23.2 million compared with $24.1 million for the same period of 1994.

   A reduced level of brokerage commissions and insurance-related income was recorded in the first six months of 1995 compared with 1994. Contributing to this decline was the higher interest rate environment in 1995 which was conducive to the sale of traditional bank products. Other sources of noninterest income for the first six months of 1995 were positively impacted by the effect of the 1994 acquisitions.

   For the second quarter of 1995, noninterest income as a percentage of average assets, on an annualized basis, was 1.05% compared with 1.23% for the second quarter of 1994.

NONINTEREST EXPENSE

   Total noninterest expense was $38.1 million for the second quarter of 1995 compared with $38.2 million for the second quarter of 1994. For the first six months of 1995, total noninterest expense was $75.4 million compared with $75.2 million for the same period of 1994.

   Noninterest expense increased during the first six months of 1995 as a result of acquisitions consummated in 1994, normal merit increases and increases in other employee benefits. Staff reductions and other cost savings associated with consolidation of certain back-office operations reduced the impact of the additional expenses during the three month and six month periods ended June 30, 1995. During the second quarter of 1995, certain departments within Magna were relocated to a new operations center. Net occupancy expense increased during 1995, primarily due to costs recorded in the second quarter associated with this relocation.

   For the second quarter of 1995, noninterest expense as a percentage of average assets, on an annualized basis, was 3.31% compared with 3.68% for the second quarter of 1994.

   The effective income tax rate was 27.1% and 32.8% for the second quarter of 1995 and 1994, respectively. The effective income tax rate was 31.0% and 30.2% for the first six months of 1995 and 1994, respectively. The decrease in the effective income tax rate for the second quarter of 1995 compared with the second quarter of 1994 resulted from a $.9 million nonrecurring tax benefit in the second quarter of 1995. A valuation allowance relating to certain federal and state net operating loss carryforwards was eliminated in the second quarter of 1995 based on management's belief that realization of this deferred tax asset became more likely than not as a result of mergers of certain Magna subsidiaries.

FINANCIAL CONDITION

GENERAL

   Certain components of Magna's consolidated balance sheet at June 30, 1995 compared with December 31, 1994 are presented in summary form in Table 2 below.

TABLE 2 -- Selected Comparative Balance Sheet Items
(In thousands)
                                                                   Change
                                  June 30    December 31    -------------------
                                   1995          1994        Amount     Percent
                                ----------   -----------    --------    -------
Total assets  . . . . . . . . . $4,721,082    $4,638,502    $ 82,580      1.8%
Loans, net of unearned income .  3,092,404     2,968,201     124,203      4.2
Investments . . . . . . . . . .  1,203,230     1,217,174     (13,944)    (1.1)
Deposits  . . . . . . . . . . .  3,852,760     3,672,755     180,005      4.9
Borrowings. . . . . . . . . . .    398,245       540,968    (142,723)   (26.4)

LOANS

   Loans, net of unearned income, increased 4.2%, or $124.2 million, from year-end 1994 to June 30, 1995 due to Magna's competitive pricing structure, strong loan demand primarily in the commercial, financial and agricultural sector during the first six months of 1995 and a seasonal increase in real estate construction loans.

   Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

TABLE 3 -- Loan Portfolio Composition
(In thousands)
                                     June 30                December 31               June 30
                                       1995                    1994                     1994
                                  ---------------         ---------------         ---------------
Commercial borrowers:             Amount  Percent         Amount  Percent         Amount  Percent
---------------------             ------  -------         ------  -------         ------  -------
Commercial, financial
 and agricultural. . . . . .    $  558,721  18.1%      $  492,538  16.6%        $  479,441  17.6%
Commercial real estate . . .       947,396  30.6          932,553  31.4            872,612  31.9
Real estate
 construction. . . . . . . .       148,969   4.8          130,734   4.4            109,939   4.0
                                ----------  ----       ----------  ----         ----------  ----
   Total commercial. . . . .     1,655,086  53.5        1,555,825  52.4          1,461,992  53.5
                                ----------  ----       ----------  ----         ----------  ----

Consumer borrowers:
-------------------
1-4 family residential
 real estate . . . . . . . .       917,258  29.7          903,082  30.4            829,176  30.3
Other consumer loans,
 net of unearned income. . .       520,060  16.8          509,294  17.2            443,284  16.2
                                ----------  ----       ----------  ----         ----------  ----
   Total consumer. . . . . .     1,437,318  46.5        1,412,376  47.6          1,272,460  46.5
                                ----------  ----       ----------  ----         ----------  ----

   Total loans, net of
   unearned income . . . . .    $3,092,404 100.0%      $2,968,201 100.0%        $2,734,452 100.0%
                                ========== =====       ========== =====         ========== =====

INVESTMENTS

   Total investments decreased 1.1%, or $13.9 million, at June 30, 1995 compared with year-end 1994. This decrease was primarily the result of proceeds from principal paydowns and maturities of securities being used to fund loan growth and reduce short-term borrowings, partially offset by an improvement in the market value of the available-for-sale portfolio at June 30, 1995 compared with year-end 1994.

   Table 4 presents the composition of investments and the change in each category for the periods presented.

TABLE 4 -- Investment Securities Portfolio Composition
(In thousands)
                                                                      Change
                                      June 30    December 31    -----------------
                                       1995          1994         Amount  Percent
                                    ----------   -----------    --------  -------
   Held-to-maturity securities  . . $  269,922    $  267,829    $  2,093     .8%
   Available-for-sale securities. .    933,308       949,345     (16,037)  (1.7)
                                    ----------    ----------    --------
      Total investments . . . . . . $1,203,230    $1,217,174    $(13,944)  (1.1)
                                    ==========    ==========    ========

DEPOSITS

   Total deposits increased $180.0 million to $3.9 billion at June 30, 1995 from year-end 1994. The decline in noninterest bearing deposits during the first six months of 1995 was due to seasonal factors which increase demand deposits at the end of a calendar year. The increase in time deposits during the first six months of 1995 was primarily due to higher rates paid on such deposits as a result of the overall upward shift in the interest rate environment and Magna's decision to price competitively such deposits. Management believes that these factors also led to movement from more liquid savings and market rate deposits to time deposits during the first six months of 1995.

   Table 5 sets forth the composition of deposits and the changes in each category for the periods presented.

TABLE 5 -- Deposit Liability Composition
(In thousands)
                                          June 30            December 31
                                           1995                 1994                  Change
                                      ----------------    -----------------       ---------------
                                      Amount   Percent    Amount    Percent       Amount  Percent
                                      ------   -------    ------    -------       ------  -------
Noninterest bearing. . . . . . . . $  537,693   13.9%   $  595,224   16.2%       $(57,531) (9.7)%
NOW and other
   transaction accounts. . . . . .    535,301   13.9       551,246   15.0         (15,945) (2.9)
Savings and market
   rate deposits . . . . . . . . .    842,168   21.9       920,611   25.1         (78,443) (8.5)
Time deposits less than
   $100,000. . . . . . . . . . . .  1,653,883   42.9     1,396,027   38.0         257,856  18.5
Time deposits $100,000
   or more . . . . . . . . . . . .    283,715    7.4       209,647    5.7          74,068  35.3
                                   ----------  -----    ----------  -----        --------
     Total deposits. . . . . . . . $3,852,760  100.0%   $3,672,755  100.0%       $180,005   4.9
                                   ==========  =====    ==========  =====        ========

BORROWINGS

   Total borrowings decreased 26.4%, or $142.7 million, from year-end 1994 to June 30, 1995, primarily due to decreases in federal funds purchased and repurchase agreements. Contributing to the decrease in short-term borrowings for the periods compared was the higher level of deposits and utilization of securities proceeds to reduce borrowings during the first six months of 1995. Long-term debt decreased 34.0%, or $35.5 million, primarily due to the reclassification of a $35 million repurchase agreement of a banking subsidiary which had a remaining maturity of less than one year as of June 30, 1995.

ASSET QUALITY

   Nonperforming assets increased $2.7 million, or 6.2%, from year-end 1994 to June 30, 1995. Net loan charge-offs which exceeded the provision for loan losses and an increase in nonperforming loans during the first six months of 1995 resulted in a decline in the reserve to nonperforming loan ratio at June 30, 1995 to 111.95% compared with 119.21% at year-end 1994.
Management continues to monitor the asset quality of the portfolio, promptly following up on problem credits and implementing workout strategies to manage the level of nonperforming assets.

   Foreclosed property increased $1.0 million during the first six months of 1995, primarily as the result of the addition of a $1.6 million retail office building. Magna does not anticipate any significant losses on the disposition of other real estate owned at June 30, 1995.

   Table 6 sets forth a summary of Magna's loan portfolio mix and nonperforming assets.

Table 6 - Loan Portfolio Mix and Nonperforming Assets
(In thousands)
                                              June 30, 1995               December 31, 1994
                                          -----------------------      --------------------------
                                          Loans and       Non-         Loans and          Non-
                                          Foreclosed   performing      Foreclosed      performing
                                           Property      Assets         Property         Assets
                                          ----------   ----------      ----------      ----------
  Commercial borrowers:
  ---------------------
    Commercial, financial and
     agricultural . . . . . . . . . . .   $  558,721    $ 8,715        $  492,538        $ 9,713
    Commercial real estate. . . . . . .      947,396     13,377           932,553         13,365
    Real estate construction. . . . . .      148,969      2,891           130,734          1,135
                                          ----------    -------        ----------        -------
      Total commercial. . . . . . . . .    1,655,086     24,983         1,555,825         24,213
  Consumer borrowers:
  -------------------
    1-4 family residential
     real estate. . . . . . . . . . . .      917,258     10,942           903,082          9,534
    Other consumer loans, net
     of unearned income . . . . . . . .      520,060      2,725           509,294          3,155
                                          ----------    -------        ----------        -------
      Total consumer. . . . . . . . . .    1,437,318     13,667         1,412,376         12,689
                                          ----------    -------        ----------        -------
    Total loans, net of
     unearned income  . . . . . . . . .    3,092,404     38,650         2,968,201         36,902
  Foreclosed property . . . . . . . . .        8,207      8,207             7,206          7,206
                                          ----------    -------        ----------        -------
    Total . . . . . . . . . . . . . . .   $3,100,611    $46,857        $2,975,407        $44,108
                                          ==========    =======        ==========        =======

  Nonaccrual loans. . . . . . . . . . .                 $27,330                          $27,184
  Loans past due 90 days or more. . . .                   9,701                            8,060
  Restructured loans. . . . . . . . . .                   1,619                            1,658
                                                        -------                          -------
    Total nonperforming loans . . . . .                  38,650                           36,902
  Foreclosed property . . . . . . . . .                   8,207                            7,206
                                                        -------                          -------
    Total nonperforming assets. . . . .                 $46,857                          $44,108
                                                        =======                          =======

  Nonperforming loans to
     total loans. . . . . . . . . . . .                    1.25%                            1.24%
  Nonperforming assets to total
     loans and foreclosed property. . .                    1.51                             1.48


     Table 7 presents information pertaining to the activity in and an analysis of Magna's reserve for loan losses for the periods presented.

Table 7 - Reserve For Loan Losses
(In thousands)
                                            Three Months Ended    Six Months Ended
                                                  June 30              June 30
                                            ------------------   -----------------
                                              1995      1994       1995     1994
                                            -------   -------    -------  -------
Balance at beginning of period  . . . . . . $43,748   $39,808    $43,991  $40,065
Reserves of acquired institutions . . . . .    -        1,662       -       1,662
Loans charged off:
 Commercial borrowers:
   Commercial, financial and agricultural .  (1,190)   (1,561)    (2,093)  (2,512)
   Commercial real estate . . . . . . . . .    (759)     (686)    (2,089)  (1,581)
   Real estate construction . . . . . . . .     (47)     -           (47)    (104)
                                            -------   -------    -------  -------
     Total commercial . . . . . . . . . . .  (1,996)   (2,247)    (4,229)  (4,197)
 Consumer borrowers:
   1-4 family residential real estate . . .    (690)     (658)      (901)  (1,144)
   Other consumer loans . . . . . . . . . .  (1,198)     (811)    (2,025)  (1,609)
                                            -------   -------    -------  -------
     Total consumer . . . . . . . . . . . .  (1,888)   (1,469)    (2,926)  (2,753)
                                            -------   -------    -------  -------

       Total charge-offs  . . . . . . . . .  (3,884)   (3,716)    (7,155)  (6,950)
                                            -------   -------    -------  -------

Recoveries of loans previously charged off:
 Commercial borrowers:
   Commercial, financial and agricultural .     600     2,282      1,063    3,489
   Commercial real estate . . . . . . . . .     245       260        698      599
   Real estate construction . . . . . . . .       2       118         50      119
                                            -------   -------    -------  -------
     Total commercial . . . . . . . . . . .     847     2,660      1,811    4,207
 Consumer borrowers:
   1-4 family residential real estate . . .      22       126        155      155
   Other consumer loans . . . . . . . . . .     275       318        539      619
                                            -------   -------    -------  -------
     Total consumer . . . . . . . . . . . .     297       444        694      774
                                            -------   -------    -------  -------

       Total recoveries . . . . . . . . . .   1,144     3,104      2,505    4,981
                                            -------   -------    -------  -------

Net loans charged off . . . . . . . . . . .  (2,740)     (612)    (4,650)  (1,969)
                                            -------   -------    -------  -------

Provision for loan losses charged
 to operations  . . . . . . . . . . . . . .   2,262     1,000      3,929    2,100
                                            -------   -------    -------  -------
Balance at end of period  . . . . . . . . . $43,270   $41,858    $43,270  $41,858
                                            =======   =======    =======  =======

Net loan charge-offs (annualized) to
 average loans  . . . . . . . . . . . . . .     .36%      .09%       .31%     .15%
Reserve for loan losses to total loans  . .    1.40      1.53       1.40     1.53
Reserve for loan losses to
 nonperforming loans  . . . . . . . . . . .  111.95    103.10     111.95   103.10

   Management believes that the consolidated reserve for loan losses is adequate to provide for possible losses inherent in the loan portfolio. However, no assurance can be given that subsequent changes in economic conditions, risk elements and other factors will not require significant changes in the level of the loan loss reserve.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL

   Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines adopted in 1989 by the Board of Governors of the Federal Reserve System. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At June 30, 1995, Magna's Tier 1 and Total Capital ratios were 12.89% and 14.13%, respectively. Magna's leverage ratio at June 30, 1995 was 8.57%.

DIVIDENDS AND RESOURCE COMMITMENTS

   The primary source of funds to Magna on a parent company only basis consists of dividends and management fees paid by its banking affiliates. In general, the ability of Magna's banking affiliates to pay dividends and management fees is subject to limitations under various laws and regulations, and to prudent and sound banking principles. Dividends available to Magna from its banking affiliates without prior regulatory approval amounted to approximately $163 million at June 30, 1995.

   Magna believes that its banking subsidiaries' earnings will be sufficient to provide capital to fund asset growth and to permit the distribution of cash dividends to Magna sufficient to meet
Magna's operating and debt service requirements for the foreseeable future.

PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

   (a)  Exhibits:  See Exhibit Index on page 18 hereof.

   (b) Reports on Form 8-K: No reports on Form 8-K were filed by Magna during the second quarter of 1995.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    MAGNA GROUP, INC.
                                       ----------------------------------------
                                                      (Registrant)





DATE:  August 9, 1995                 By: /s/ G. Thomas Andes
-----------------------------             -------------------------------------
                                          G. Thomas Andes
                                          Chairman of the Board and
                                          Chief Executive Officer





DATE:  August 9, 1995                 By: /s/ Luckett G. Maynard
-----------------------------             --------------------------------------
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

EXHIBIT NO.                DESCRIPTION
-----------                -----------

  11.1        Computation of Earnings Per Common
              Share, filed herewith.

  27.1        Financial Data Schedule, filed herewith.
