Form 10-Q
period 1995-09-30
MAGNA GROUP INC
filed 1995-11-13
CIK 36094

                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549
                               FORM 10-Q


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            SEPTEMBER 30, 1995
                                ------------------------------------------

                                  OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from ----------------- to ----------------------


Commission file number                 0-8234
                      ----------------------------------------------------

                            MAGNA GROUP, INC.
--------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

            Delaware                            37-0996453
--------------------------------  ----------------------------------------
  (State or other jurisdiction      (I.R.S. Employer Identification No.)
      of incorporation or
         organization)

                            One Magna Place
                    1401 South Brentwood Boulevard
                    St. Louis, Missouri 63144-1401
--------------------------------------------------------------------------
               (Address of principal executive offices)
                              (Zip Code)

                           (314) 963-2500
--------------------------------------------------------------------------
         (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   x     No
        -----      -----

       Title of class of                      Number of shares
         common stock                outstanding as of November 8, 1995
-----------------------------       ------------------------------------
Common stock, $2.00 par value                     27,902,152


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

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

                                              SEPTEMBER 30   DECEMBER 31
                                                  1995          1994
                                              ------------   -----------
ASSETS
  Cash and due from banks                      $  149,088   $  264,434
  Federal funds sold                               10,037       17,496
  Securities:
    Held-to-maturity                              266,851      267,829
    Available-for-sale                          1,094,480      949,345
  Loans                                         3,174,412    2,976,187
    Unearned income                                (3,469)      (7,986)
    Reserve for loan losses                       (41,630)     (43,991)
                                               ----------   ----------
                                  Net Loans     3,129,313    2,924,210
  Premises and equipment                           81,669       72,986
  Other assets                                    127,629      142,202
                                               ----------   ----------
                               TOTAL ASSETS    $4,859,067   $4,638,502
                                               ==========   ==========

LIABILITIES
  Deposits:
    Noninterest bearing                        $  501,470   $  595,224
    Interest bearing                            3,278,466    3,077,531
                                               ----------   ----------
                             Total Deposits     3,779,936    3,672,755

  Federal funds purchased                         134,345      129,870
  Repurchase agreements                           365,725      291,645
  Other short-term borrowings                        -          15,000
  Long-term debt                                   93,747      104,453
  Other liabilities                                56,485       53,467
                                               ----------   ----------
                          TOTAL LIABILITIES     4,430,238    4,267,190
Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
  Preferred stock:
    Class B, voting, $20 par value - 2,039
      and 2,074 shares issued and
      outstanding, respectively                        41           41
  Common stock, $2 par value - 27,881,344
    and 27,512,462 shares issued and
    outstanding, respectively                      55,762       55,025
  Capital surplus                                 209,464      203,693
  Retained earnings                               168,965      148,417
  Net unrealized losses on securities              (5,403)     (35,864)
                                               ----------   ----------
                 TOTAL STOCKHOLDERS' EQUITY       428,829      371,312
                                               ----------   ----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $4,859,067   $4,638,502
                                               ==========   ==========

See accompanying notes.

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30           SEPTEMBER 30
                                      ------------------     ------------------
                                      1995          1994     1995          1994
                                      ------------------     ------------------
Interest Income:
  Interest and fees on loans           $67,698   $56,747     $196,503  $158,337
  Securities:
    Taxable                             18,609    16,014       52,497    45,110
    Tax-exempt                           1,850     1,811        5,430     5,565
                                       -------   -------     --------  --------
                                        20,459    17,825       57,927    50,675
  Other interest income                    323       206        1,339       399
                                       -------   -------     --------  --------
             TOTAL INTEREST INCOME      88,480    74,778      255,769   209,411
Interest Expense:
  Deposits                              36,415    25,961      100,857    72,748
  Short-term borrowings                  5,306     2,409       14,277     5,603
  Long-term debt                         1,421     1,837        4,321     5,015
                                       -------   -------     --------  --------
            TOTAL INTEREST EXPENSE      43,142    30,207      119,455    83,366
                                       -------   -------     --------  --------
               NET INTEREST INCOME      45,338    44,571      136,314   126,045
Provision for Loan Losses                3,562       900        7,491     3,000
                                       -------   -------     --------  --------
         NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES      41,776    43,671      128,823   123,045
Noninterest Income:
  Service charges on deposits            5,731     5,593       16,845    16,367
  Trust                                  2,104     2,300        6,667     6,817
  Securities gains (losses), net          (128)       39          235       351
  Other                                  4,391     3,644       11,555    12,130
                                       -------   -------     --------  --------
                                        12,098    11,576       35,302    35,665
Noninterest Expense:
  Employee compensation and
   other benefits                       18,040    18,328       54,701    54,758
  Net occupancy                          4,292     3,934       13,197    11,769
  Equipment                              2,284     2,212        6,646     6,702
  FDIC insurance premiums                 (172)    2,021        3,945     6,028
  Other                                 10,231    10,870       31,621    33,285
                                       -------   -------     --------  --------
                                        34,675    37,365      110,110   112,542
                                       -------   -------     --------  --------
        INCOME BEFORE INCOME TAXES      19,199    17,882       54,015    46,168
Income Tax Expense                       6,064     5,464       16,846    13,994
                                       -------   -------     --------  --------

                        NET INCOME     $13,135   $12,418     $ 37,169  $ 32,174
                                       =======   =======     ========  ========

Average Shares Outstanding              27,958    27,055       27,823    26,328

Per Share Data:
  Net income                              $.47      $.46        $1.34     $1.22
                                          ====      ====        =====     =====

  Dividends declared                      $.20      $.19         $.60      $.57
                                          ====      ====         ====      ====

See accompanying notes.

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30
                                                      -------------------
                                                      1995           1994
                                                      ----           ----

          NET CASH PROVIDED BY OPERATING ACTIVITIES $ 46,271       $ 31,474

INVESTING ACTIVITIES
  Proceeds from maturities of held-to-maturity
    securities                                        14,364         17,450
  Proceeds from sales of held-to-maturity securities   3,863            -
  Purchases of held-to-maturity securities           (13,396)       (12,276)
  Proceeds from maturities of available-
    for-sale securities                              125,990        195,531
  Proceeds from sales of available-for-
    sale securities                                   71,933        114,687
  Purchases of available-for-sale securities        (296,194)      (313,497)
  Net increase in loans                             (215,173)      (224,891)
  Proceeds from sales of foreclosed property           6,283          8,395
  Purchases of premises and equipment                (16,036)        (7,778)
  Proceeds from sales of premises and equipment          246            808
  Cash and cash equivalents of acquired institutions    -            12,523
                                                    --------       --------
              NET CASH USED IN INVESTING ACTIVITIES (318,120)      (209,048)

FINANCING ACTIVITIES
  Net increase in deposits                           107,417          5,115
  Cash dividends                                     (16,620)       (14,899)
  Increase in federal funds purchased
    and repurchase agreements                         43,555         96,298
  Proceeds from long-term debt                        25,000         73,500
  Net decrease in other short-term borrowings        (15,000)       (11,737)
  Other                                                4,692            781
                                                    --------       --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES  149,044        149,058
                                                    --------       --------

             DECREASE IN CASH AND CASH EQUIVALENTS  (122,805)       (28,516)
  Cash and cash equivalents at beginning of period   281,930        204,960
                                                    --------       --------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD $159,125       $176,444
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

NOTE B--ACQUISITION

   On October 11, 1995, Magna entered into a definitive agreement which provides for the acquisition of River Bend Bancshares, Inc., East Alton, Illinois, ("River Bend"). River Bend, with three banking locations, reported at December 31, 1994, assets of approximately $158 million and stockholders' equity of approximately $12 million. The agreement provides for the issuance of approximately 550,240 shares of Magna common stock and approximately $12.3 million in cash in exchange for the outstanding shares of River Bend common and preferred stock. The acquisition, which is subject to, among other things, regulatory approval and the approval of River Bend's stockholders, will be accounted for as a purchase and is expected to be completed in the first quarter of 1996.

NOTE C--RECLASSIFICATIONS

   Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation. Such reclassifications had no effect on net income.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
-----------------------------------------------------------
OPERATIONS AND FINANCIAL CONDITION
----------------------------------

OVERVIEW
     Net income for the third quarter of 1995 was $13.1 million, or 47 cents per common share, compared with $12.4 million, or 46 cents per share, for the third quarter of 1994. For the first nine months of 1995, net income was $37.2 million, or $1.34 per common share, compared with $32.2 million, or $1.22 per share, in 1994.

     The effect of acquisitions consummated in the second and third quarters of 1994 are reflected in Magna's results of operations from the respective acquisition dates forward.

     Table 1 summarizes Magna's statement of income and the change in each category for the periods presented.

TABLE 1 - - Comparative Statements of Income
(In thousands)

                                           Three Months Ended
                                              September 30            Change
                                           -------------------   -----------------
                                            1995        1994      Amount   Percent
                                           ------      -------   -------- --------
Total interest income
 (fully tax-equivalent) . . . . . . . .    $89,790     $76,031   $13,759     18.1%
Total interest expense. . . . . . . . .     43,142      30,207    12,935     42.8
                                           -------     -------   -------
   Net interest income. . . . . . . . .     46,648      45,824       824      1.8
Provision for loan losses . . . . . . .      3,562         900     2,662    295.8
Noninterest income:
   Service charges on deposits. . . . .      5,731       5,593       138      2.5
   Trust. . . . . . . . . . . . . . . .      2,104       2,300      (196)    (8.5)
   Other. . . . . . . . . . . . . . . .      4,391       3,644       747     20.5
                                           -------     -------   -------
                                            12,226      11,537       689      6.0
    Securities gains (losses), net. . .       (128)         39      (167)    <FNM>
                                           -------     -------   -------
      Total . . . . . . . . . . . . . .     12,098      11,576       522      4.5
                                           -------     -------   -------
Noninterest expense:
   Employee compensation and
       other benefits . . . . . . . . .     18,040      18,328      (288)    (1.6)
   Net occupancy. . . . . . . . . . . .      4,292       3,934       358      9.1
   Equipment. . . . . . . . . . . . . .      2,284       2,212        72      3.3
   FDIC insurance premiums. . . . . . .       (172)      2,021    (2,193)  (108.5)
   Other. . . . . . . . . . . . . . . .     10,231      10,870      (639)    (5.9)
                                           -------     -------   -------
      Total . . . . . . . . . . . . . .     34,675      37,365    (2,690)    (7.2)
                                           -------     -------   -------
Income before income taxes. . . . . . .     20,509      19,135     1,374      7.2
Less: tax-equivalent adjustment . . . .      1,310       1,253        57      4.5
Income tax expense  . . . . . . . . . .      6,064       5,464       600     11.0
                                           -------     -------   -------
Net income. . . . . . . . . . . . . . .    $13,135     $12,418   $   717      5.8
                                           =======     =======   =======

----------------------
<FNM> - not meaningful



                                            Nine Months Ended
                                              September 30            Change
                                           -------------------   -----------------
                                            1995        1994      Amount   Percent
                                           ------      -------   -------- --------

Total interest income
 (fully tax-equivalent) . . . . . . . .    $259,559    $213,192  $46,367    21.7%
Total interest expense. . . . . . . . .     119,455      83,366   36,089    43.3
                                           --------    --------  -------
   Net interest income. . . . . . . . .     140,104     129,826   10,278     7.9
Provision for loan losses . . . . . . .       7,491       3,000    4,491   149.7
Noninterest income:
   Service charges on deposits. . . . .      16,845      16,367      478     2.9
   Trust. . . . . . . . . . . . . . . .       6,667       6,817     (150)   (2.2)
   Other. . . . . . . . . . . . . . . .      11,555      12,130     (575)   (4.7)
                                           --------    --------  -------
                                             35,067      35,314     (247)    (.7)
    Securities gains, net . . . . . . .         235         351     (116)  (33.0)
                                           --------    --------  -------
      Total . . . . . . . . . . . . . .      35,302      35,665     (363)   (1.0)
                                           --------    --------  -------
Noninterest expense:
   Employee compensation and
       other benefits . . . . . . . . .      54,701      54,758      (57)    (.1)
   Net occupancy. . . . . . . . . . . .      13,197      11,769    1,428    12.1
   Equipment. . . . . . . . . . . . . .       6,646       6,702      (56)    (.8)
   FDIC insurance premiums. . . . . . .       3,945       6,028   (2,083)  (34.6)
   Other. . . . . . . . . . . . . . . .      31,621      33,285   (1,664)   (5.0)
                                           --------    --------  -------
      Total . . . . . . . . . . . . . .     110,110     112,542   (2,432)   (2.2)
                                           --------    --------  -------
Income before income taxes. . . . . . .      57,805      49,949    7,856    15.7
Less: tax-equivalent adjustment . . . .       3,790       3,781        9      .2
Income tax expense  . . . . . . . . . .      16,846      13,994    2,852    20.4
                                           --------    --------  -------
Net income. . . . . . . . . . . . . . .    $ 37,169    $ 32,174  $ 4,995    15.5
                                           ========    ========  =======

   The following paragraphs discuss more fully significant changes and trends as they relate to Magna's results of operations during the nine month and three month periods ended September 30, 1995 and its financial condition, asset quality, capital resources and liquidity as of September 30, 1995. This discussion should be read in conjunction with Magna's condensed consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

RESULTS OF OPERATIONS

NET INTEREST INCOME

   Fully tax-equivalent net interest income increased 1.8% for the third quarter of 1995 compared with 1994 and increased 7.9% for the first nine months of 1995 compared with the same period in 1994. Fully tax-equivalent net interest income was positively impacted in 1995 by the effect of acquisitions consummated in 1994 and increased volume of earning assets during 1995.

   The net interest margin for the third quarter of 1995 was 4.17% compared with 4.36% for the second quarter of 1995, 4.54% for the first quarter of 1995 and 4.52% for the third quarter of 1994. The net interest margin for the first nine months of 1995 was 4.35% compared with 4.45% for the first nine months of 1994. The continued decline in the third quarter of 1995 compared with the first two quarters of 1995 occurred as Magna's overall yield on earning assets did not keep pace with the increase in its cost of funds. Based on the current interest rate environment, management anticipates continued pressure on the margin, consistent with what is expected throughout much of the financial services industry.

PROVISION FOR LOAN LOSSES

   The increase in the provision for loan losses in 1995 was primarily due to a higher level of net charge-offs and internal loan growth. Activity in the reserve for loan losses and nonperforming loan data are presented and discussed under "ASSET QUALITY."

NONINTEREST INCOME

   Total noninterest income was $12.1 million for the third quarter of 1995 compared with $11.6 million for the third quarter of 1994. Noninterest income for the first nine months of 1995 was $35.3 million compared with $35.7 million for the same period of 1994. During the first nine months of 1995 compared with the same period in 1994, the effect of a higher level of credit card income was offset by reduced brokerage commissions and insurance-related income and a lower level of other real estate income.

   For the third quarter of 1995, noninterest income as a percentage of average assets, on an annualized basis, was 1.01% compared with 1.06% for the third quarter of 1994.

NONINTEREST EXPENSE

   Total noninterest expense was $34.7 million for the third quarter of 1995 compared with $37.4 million for the third quarter of 1994. For the first nine months of 1995, total noninterest expense was $110.1 million compared with $112.5 million for the same period of 1994.

   The effect of staff reductions and other cost savings associated with consolidation of certain back-office operations was partially offset by normal merit increases and increases in other employee benefits for the third quarter and first nine months of 1995 compared with the same periods in 1994. Net occupancy expense increased during the third quarter and the first nine months of 1995 compared with the same periods in 1994, primarily due to relocation and other costs associated with Magna's operations center which was placed in service during the second quarter of 1995. A reduction in the Federal Deposit Insurance Corporation deposit assessment rate announced in the third quarter of 1995, retroactive to June 1, 1995 resulted in a negative expense of $.2 million for the three months ended September 30, 1995 compared with expense of $2.0 million for the third quarter of 1994. For the first nine months of 1995 and 1994, FDIC insurance premiums were $3.9 million and $6.0 million, respectively.

   For the third quarter of 1995, noninterest expense as a percentage of average assets, on an annualized basis, was 2.89% compared with 3.41% for the third quarter of 1994.

   The effective income tax rate was 31.6% and 30.6% for the third quarter of 1995 and 1994, respectively. The effective income tax rate was 31.2% and 30.3% for the first nine months of 1995 and 1994, respectively. Income tax expense for the first nine months of 1995 included a $.9 million nonrecurring benefit. The benefit resulted from the elimination of a valuation allowance on certain federal and state net operating loss carryforwards based on management's belief that realization of this deferred tax asset became more likely than not as a result of mergers of certain Magna subsidiaries. Excluding the effect of the nonrecurring benefit, the increase in the effective tax rates for the periods compared primarily resulted from reduced levels of tax-exempt interest as a percentage of total interest income.

FINANCIAL CONDITION

GENERAL

   Certain components of Magna's consolidated balance sheet at September 30, 1995 compared with December 31, 1994 are presented in summary form in Table 2 below.

TABLE 2 -- Selected Comparative Balance Sheet Items
(In thousands)

                                                                  Change
                               September 30  December 31    -------------------
                                   1995          1994        Amount     Percent
                               ------------  -----------    --------   --------
Total assets  . . . . . . . . . $4,859,067    $4,638,502    $220,565      4.8%
Loans, net of unearned income .  3,170,943     2,968,201     202,742      6.8
Investments . . . . . . . . . .  1,361,331     1,217,174     144,157     11.8
Deposits  . . . . . . . . . . .  3,779,936     3,672,755     107,181      2.9
Federal funds purchased . . . .    134,345       129,870       4,475      3.4
Repurchase agreements:
  Cash management . . . . . . .    291,751       162,272     129,479     79.8
  Other . . . . . . . . . . . .     73,974       129,373     (55,399)   (42.8)
Other short-term borrowings . .       -           15,000     (15,000)  (100.0)
Long-term debt  . . . . . . . .     93,747       104,453     (10,706)   (10.2)

LOANS

   Loans, net of unearned income, increased 6.8%, or $202.7 million, from year-end 1994 to September 30, 1995 due to Magna's competitive pricing structure and strong loan demand primarily in the commercial, financial and agricultural sector during the first nine months of 1995.

   Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

TABLE 3 -- Loan Portfolio Composition
(In thousands)

                                          September 30       December 31      September 30
                                              1995              1994              1994
                                         ----------------  ---------------   ---------------
                                         Amount   Percent  Amount  Percent   Amount  Percent
                                         ------   -------  ------  -------   ------  -------
Commercial borrowers:
--------------------
Commercial, financial
 and agricultural . . . . . . . . . . .$  581,944  18.4% $  492,538  16.6% $  490,239  17.0%
Commercial real estate. . . . . . . . .   973,905  30.7     932,553  31.4     906,252  31.3
Real estate
 construction . . . . . . . . . . . . .   156,217   4.9     130,734   4.4     115,210   4.0
                                       ---------- -----  ---------- -----  ---------- -----
   Total commercial . . . . . . . . . . 1,712,066  54.0   1,555,825  52.4   1,511,701  52.3
                                       ---------- -----  ---------- -----  ---------- -----

Consumer borrowers:
-------------------
1-4 family residential
 real estate. . . . . . . . . . . . . .   934,098  29.5     903,082  30.4     884,327  30.6
Other consumer loans,
 net of unearned income . . . . . . . .   524,779  16.5     509,294  17.2     492,975  17.1
                                       ---------- -----  ---------- -----  ---------- -----
   Total consumer . . . . . . . . . . . 1,458,877  46.0   1,412,376  47.6   1,377,302  47.7
                                       ---------- -----  ---------- -----  ---------- -----

   Total loans, net of
   unearned income. . . . . . . . . . .$3,170,943 100.0% $2,968,201 100.0% $2,889,003 100.0%
                                       ========== =====  ========== =====  ========== =====

INVESTMENTS

   Total investments increased 11.8%, or $144.2 million, at September 30, 1995 compared with year-end 1994. Management's decision to invest in available-for-sale securities was a part of its overall asset/liability management strategy. Activity in the securities portfolio is managed to control interest rate risk and maintain adequate liquidity based on Magna's financial position.

   Table 4 presents the composition of investments and the change in each category for the periods presented.

TABLE 4 -- Investment Securities Portfolio Composition
(In thousands)

                                                                    Change
                                   September 30  December 31    ----------------
                                       1995         1994         Amount  Percent
                                    -----------  -----------    -------- -------
   Held-to-maturity securities  . . $  266,851    $  267,829    $   (978)   (.4)%
   Available-for-sale securities. .  1,094,480       949,345     145,135   15.3
                                    ----------    ----------    --------   ----
      Total investments . . . . . . $1,361,331    $1,217,174    $144,157   11.8
                                    ==========    ==========    ========   ====

DEPOSITS

   Total deposits increased $107.2 million to $3.8 billion at September 30, 1995 from year-end 1994. The upward shift in the interest rate environment and availability of alternative investment products offered by Magna and its competitors led to a decline in noninterest bearing deposits at September 30, 1995 compared with year-end 1994. Also contributing to the decline were seasonal factors which tend to increase demand deposits at the end of a calendar year. The increase in time deposits during the first nine months of 1995 was primarily due to higher rates paid on such deposits as a result of the shift in the interest rate environment and Magna's decision to price competitively such deposits. Management believes that these factors also led to movement from more liquid savings and market rate deposits to time deposits during the first nine months of 1995.

   Table 5 sets forth the composition of deposits and the changes in each category for the periods presented.

TABLE 5 -- Deposit Liability Composition
(In thousands)

                                         September 30          December 31
                                             1995                  1994                Change
                                       -----------------     -----------------     ---------------
                                       Amount    Percent     Amount    Percent     Amount  Percent
                                       ------    -------     ------    -------     ------  -------
Noninterest bearing . . . . . . . . .$  501,470   13.3%    $  595,224   16.2%    $(93,754) (15.8)%
NOW and other
   transaction accounts . . . . . . .   507,238   13.4        551,246   15.0      (44,008)  (8.0)
Savings and market
   rate deposits  . . . . . . . . . .   802,676   21.2        920,611   25.1     (117,935) (12.8)
Time deposits less than
   $100,000 . . . . . . . . . . . . . 1,651,974   43.7      1,396,027   38.0      255,947   18.3
Time deposits $100,000
   or more. . . . . . . . . . . . . .   316,578    8.4        209,647    5.7      106,931   51.0
                                     ----------  -----     ----------  -----     --------
     Total deposits . . . . . . . . .$3,779,936  100.0%    $3,672,755  100.0%    $107,181    2.9
                                     ==========  =====     ==========  =====     ========

CASH MANAGEMENT REPURCHASE AGREEMENTS

    Cash management repurchase agreement accounts increased 79.8%, or $129.5 million, from year-end 1994 to September 30, 1995. Such accounts involve the daily transfer of excess funds from a noninterest bearing deposit account into the interest bearing cash management repurchase agreement account. The cash management repurchase agreement accounts are viewed by management as a source of funds from commercial depositors and serve as an alternative investment vehicle for such depositors.

OTHER SHORT-TERM BORROWINGS AND LONG-TERM DEBT

   Other short-term borrowings reflected a decrease of $15.0 million at September 30, 1995 compared with year-end 1994 as debt of a banking subsidiary matured. Long-term debt decreased 10.2%, or $10.7 million, primarily as a result of reclassification of a $35 million repurchase agreement of a banking subsidiary from long-term debt to repurchase agreements and a new $25 million borrowing of a banking subsidiary which replaced the matured debt.

ASSET QUALITY

   Nonperforming assets increased 5.7%, or $2.5 million, from year-end 1994 to September 30, 1995. Five credits totaling approximately $6 million, of which approximately $4.7 million had been identified as concerned loans, were placed on nonaccrual during the third quarter of 1995. These credits represent the primary reason for the increase in nonperforming assets during 1995. However, nonperforming assets as a percentage of total loans and foreclosed property remained stable when comparing September 30, 1995 to year-end 1994. Charge-offs in the third quarter 1995 included three commercial credits totaling approximately $1.3 million, a $.7 million consumer credit related to a commercial borrower and a $.3 million 1-4 family real estate credit. As a result of the increase in nonaccrual credits and the level of net charge-offs, the reserve to nonperforming loan ratio declined to 104.24% at September 30, 1995 compared with 119.21% at year-end 1994. Management continues to monitor the asset quality of the portfolio, promptly following up on problem credits and implementing workout strategies to manage the level of nonperforming assets. Magna does not anticipate any significant losses on the disposition of other real estate owned at September 30, 1995.

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

Table 6 - Loan Portfolio Mix and Nonperforming Assets
(In thousands)

                                       September 30, 1995        December 31, 1994
                                     ----------------------   -----------------------
                                     Loans and      Non-      Loans and       Non-
                                     Foreclosed  performing   Foreclosed   performing
                                      Property     Assets      Property      Assets
                                     ----------  ----------   ----------   ----------
  Commercial borrowers:
  ---------------------
    Commercial, financial and
     agricultural. . . . . . . . . . .$  581,944   $ 8,911    $  492,538     $ 9,713
    Commercial real estate . . . . . .   973,905    14,030       932,553      13,365
    Real estate construction . . . . .   156,217     2,698       130,734       1,135
                                      ----------   -------    ----------     -------
      Total commercial . . . . . . . . 1,712,066    25,639     1,555,825      24,213
  Consumer borrowers:
  -------------------
    1-4 family residential
     real estate . . . . . . . . . . .   934,098    11,565       903,082       9,534
    Other consumer loans, net
     of unearned income. . . . . . . .   524,779     2,732       509,294       3,155
                                      ----------   -------    ----------     -------
      Total consumer . . . . . . . . . 1,458,877    14,297     1,412,376      12,689
                                      ----------   -------    ----------     -------
    Total loans, net of
     unearned income . . . . . . . . . 3,170,943    39,936     2,968,201      36,902
  Foreclosed property. . . . . . . . .     6,677     6,677         7,206       7,206
                                      ----------   -------    ----------     -------
    Total. . . . . . . . . . . . . . .$3,177,620   $46,613    $2,975,407     $44,108
                                      ==========   =======    ==========     =======

  Nonaccrual loans . . . . . . . . . .             $31,237                   $27,184
  Loans past due 90 days or more . . .               7,097                     8,060
  Restructured loans . . . . . . . . .               1,602                     1,658
                                                   -------                   -------
    Total nonperforming loans. . . . .              39,936                    36,902
  Foreclosed property. . . . . . . . .               6,677                     7,206
                                                   -------                   -------
    Total nonperforming assets . . . .             $46,613                   $44,108
                                                   =======                   =======

  Nonperforming loans to
     total loans . . . . . . . . . . .                1.26%                     1.24%
  Nonperforming assets to total
     loans and foreclosed property . .                1.47                      1.48

    Table 7 presents information pertaining to the activity in and an analysis of Magna's reserve for loan losses for the periods presented.

Table 7 - Reserve For Loan Losses
(In thousands)

                                            Three Months Ended   Nine Months Ended
                                               September 30        September 30
                                            ------------------   -----------------
                                              1995      1994      1995      1994
                                            --------  --------   -------  --------
Balance at beginning of period  . . . . . . $43,270   $41,858    $43,991  $40,065
Reserves of acquired institutions . . . . .    -        1,079       -       2,741
Loans charged off:
 Commercial borrowers:
   Commercial, financial and agricultural .  (3,289)     (445)    (5,382)  (2,957)
   Commercial real estate . . . . . . . . .    (777)     (562)    (2,866)  (2,143)
   Real estate construction . . . . . . . .     (93)     -          (140)    (104)
                                            -------   -------    -------  -------
     Total commercial . . . . . . . . . . .  (4,159)   (1,007)    (8,388)  (5,204)
 Consumer borrowers:
   1-4 family residential real estate . . .    (833)     (194)    (1,734)  (1,338)
   Other consumer loans . . . . . . . . . .  (1,031)     (780)    (3,056)  (2,389)
                                            -------   -------    -------  -------
     Total consumer . . . . . . . . . . . .  (1,864)     (974)    (4,790)  (3,727)
                                            -------   -------    -------  -------

       Total charge-offs  . . . . . . . . .  (6,023)   (1,981)   (13,178)  (8,931)
                                            -------   -------    -------  -------

Recoveries of loans previously charged off:
 Commercial borrowers:
   Commercial, financial and agricultural .     234       389      1,297    3,878
   Commercial real estate . . . . . . . . .     193       210        891      809
   Real estate construction . . . . . . . .       2       114         52      233
                                            -------   -------    -------  -------
     Total commercial . . . . . . . . . . .     429       713      2,240    4,920
 Consumer borrowers:
   1-4 family residential real estate . . .     114        23        269      178
   Other consumer loans . . . . . . . . . .     278       315        817      934
                                            -------   -------    -------  -------
     Total consumer . . . . . . . . . . . .     392       338      1,086    1,112
                                            -------   -------    -------  -------

       Total recoveries . . . . . . . . . .     821     1,051      3,326    6,032
                                            -------   -------    -------  -------

Net loans charged off . . . . . . . . . . .  (5,202)     (930)    (9,852)  (2,899)
                                            -------   -------    -------  -------

Provision for loan losses charged
 to operations  . . . . . . . . . . . . . .   3,562       900      7,491    3,000
                                            -------   -------    -------  -------
Balance at end of period  . . . . . . . . . $41,630   $42,907    $41,630  $42,907
                                            =======   =======    =======  =======

Net loan charge-offs (annualized) to
 average loans  . . . . . . . . . . . . . .     .66%      .13%       .43%     .15%
Reserve for loan losses to total loans  . .    1.31      1.49       1.31     1.49
Reserve for loan losses to
 nonperforming loans  . . . . . . . . . . .  104.24     98.26     104.24    98.26


CAPITAL RESOURCES AND LIQUIDITY

CAPITAL

  Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines adopted in 1989 by the Board of Governors of the Federal Reserve System. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At September 30, 1995, Magna's Tier 1 and Total Capital ratios were 12.84% and 14.00%, respectively. Magna's leverage ratio at September 30, 1995 was 8.56%.

DIVIDENDS AND RESOURCE COMMITMENTS

  The primary source of funds to Magna on a parent company only basis consists of dividends and management fees paid by its banking affiliates. In general, the ability of Magna's banking affiliates to pay dividends and management fees is subject to limitations under various laws and regulations, and to prudent and sound banking principles. Dividends available to Magna from its banking affiliates without prior regulatory approval amounted to approximately $168 million at September 30, 1995.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

   (a)  Exhibits:  See Exhibit Index on page 18 hereof.

   (b) Reports on Form 8-K: No reports on Form 8-K were filed by Magna during the third quarter of 1995.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               MAGNA GROUP, INC.
                                       ------------------------------
                                                 (Registrant)





DATE:  November 10, 1995            By: /s/ G. Thomas Andes
-----------------------------          ------------------------------
                                        G. Thomas Andes
                                        Chairman of the Board and
                                        Chief Executive Officer







DATE:  November 10, 1995            By: /s/ Luckett G. Maynard
-----------------------------          ------------------------------
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
