Form 10-K
period 1995-12-31
MAGNA GROUP INC
filed 1996-03-29
CIK 36094

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                         COMMISSION FILE NUMBER 0-8234

                           --------------------------

                               MAGNA GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      37-0996453
      (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

               ONE MAGNA PLACE
        1401 SOUTH BRENTWOOD BOULEVARD
             ST. LOUIS, MISSOURI                                 63144-1401
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (314) 963-2500

                           --------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $2.00 PAR VALUE

                        PREFERRED STOCK PURCHASE RIGHTS

               7% CONVERTIBLE SUBORDINATED CAPITAL NOTES DUE 1999

                           --------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 5, 1996:

                  Common Stock, $2.00 par value: $628,770,722

    There is no established public trading market for the Registrant's Class B Voting Preferred Stock, which entitles the holder to one vote per share and of which non-affiliates hold all 2,039 outstanding shares.

    The number of shares outstanding of Registrant's Common Stock, as of March 5, 1996 was:

         Common Stock, $2.00 par value: 28,625,018 shares outstanding.

                           --------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    As provided herein, portions of the documents below are incorporated herein by reference:

                               DOCUMENT                                                                     PART-FORM 10-K
                               --------                                                                     --------------
    Annual Report to Stockholders for the Year Ended December 31, 1995..................................  Parts I, II and IV
    Proxy Statement for the 1996 Annual Meeting of Stockholders.........................................  Part III

================================================================================

                               MAGNA GROUP, INC.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Magna Group, Inc. (``Magna'' or ``Registrant'') is a bank holding company whose business consists primarily of the ownership, supervision and control of a national banking association and a trust company, each of which conducts business in the States of Missouri and Illinois.

    Magna was incorporated under the laws of the State of Delaware in 1974. Since 1974, Magna has grown from three locations and assets of approximately $127 million to more than 100 locations and assets of approximately $4.95 billion at December 31, 1995. This expansion was a result of both internal growth and an active acquisition program.

    Magna is a legal entity separate and distinct from its subsidiaries. Magna provides its subsidiaries with advice, counsel and specialized services in various fields of banking policy and operations. Such services include general administration, asset/liability management, accounting and financial reporting, internal auditing, lending policies and procedures, purchasing, advertising and public relations, product development, legal services, data processing and bank operations, and personnel recruitment and training. Magna and its affiliates had 2,262 employees at December 31, 1995.

AFFILIATE BANK AND MARKET AREAS

    As of March 29, 1996, Magna holds, directly or through affiliates, all of the voting capital stock of one bank (Magna Bank, National Association), which operates from more than 100 locations in Missouri and Illinois, including the Missouri and Illinois portions of the bi-state St. Louis Metropolitan area and Central and Southern Illinois.

    On February 29, 1996, Magna acquired River Bend Bancshares, Inc., reinforcing its retail banking orientation and strengthening its presence in current markets. The bank subsidiary acquired in this transaction was simultaneously merged with and into Magna Bank, National Association. Additional information regarding this acquisition, included on page 19 of Magna's 1995 Annual Report to Stockholders under the caption ``Financial Overview,'' is incorporated herein by reference.

    A map of Magna's banking regions by market area is included on the inside back cover of Magna's 1995 Annual Report to Stockholders under the caption ``Community Bank Presidents and Regions'' and is incorporated herein by reference.

PRODUCTS AND SERVICES

    Magna's affiliate bank operates as a community bank and concentrates on relationship-oriented financial service activities, including business, consumer and real estate loans; credit cards; and checking, savings and time deposits. The affiliate bank's deposit base consists primarily of core deposits from within the communities which it serves, and lending activity is targeted to consumers and small-to-midsized businesses in the bank's immediate geographic areas. Customers of Magna's affiliate bank can conveniently access a broad range of investment and insurance services through the subsidiaries of MGI Group, Inc., a subsidiary of Magna Bank, National Association.

    Magna Bank, National Association serves as a correspondent bank for approximately 160 banks, primarily in Illinois and Missouri. Correspondent banking services include the processing of checks and collection items, overline loan assistance, investment safekeeping, assistance with operations and electronic funds transfer.

    Banking is highly competitive in the market areas which Magna serves. Magna's affiliate bank competes to varying degrees with numerous locally-owned commercial banks, major regional and money center banks and non-bank competitors. Non-bank competitors include savings and loan associations, credit unions, securities firms, money market funds, insurance companies, automobile finance companies, mortgage lending companies and credit card companies.

    Competition continues to intensify as non-bank entities broaden their marketing and financial services and as multibank holding companies continue to acquire banks and open new facilities in the market areas served by Magna's affiliate bank. Nationwide interstate banking laws may further increase competition. See ``Interstate Banking.''

NON-BANK AFFILIATES

    Magna Trust Company provides various trust services including, but not limited to, the administration of decedents' estates, trusts under wills, trusts under agreements, escrow agencies, guardianships, farm management and appraisal, investment services and related activities. Magna Trust Company provides these services through 11 trust centers and had custodial assets and assets under management of approximately $1.9 billion at December 31, 1995.

    The subsidiaries of MGI Group, Inc. and InBank Group, Inc. provide non-bank financial products and services to customers of Magna's affiliates and to customers of unaffiliated banks, respectively.

SUPERVISION AND REGULATION

    GENERAL. As a bank holding company, Magna is subject to regulation under the Bank Holding Company Act of 1956, as amended (the ``BHCA''), by the Board of Governors of the Federal Reserve System (the ``Federal Reserve Board''). Bank holding companies are required to file reports with the Federal Reserve Board and to provide such additional information as the Federal Reserve Board may require. Magna's affiliate bank is regulated by the Office of the Comptroller of the Currency (``OCC'').

    The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may (i) acquire substantially all of the assets of any bank, (ii) acquire more than five percent of the voting stock of a bank or bank holding company which is not already majority owned, or (iii) merge or consolidate with another bank holding company.

    Under the BHCA, a bank holding company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in business other than that of banking, managing and controlling banks or performing services for its banking subsidiaries. However, the BHCA authorizes the Federal Reserve Board to permit bank holding companies to engage in activities which are so closely related to banking or managing or controlling banks as to be a proper incident thereto.

    There are various legal restrictions on the extent to which a bank holding company and certain of its non-bank subsidiaries can borrow or otherwise obtain credit from its bank subsidiaries. In general, these restrictions require that any such extensions of credit must be on non-preferential terms and secured by designated amounts of specified collateral and are limited, as to any one of the holding company or non-bank subsidiaries, to 10% of the lending bank's capital stock and surplus, and as to the holding company and all such non-bank subsidiaries in the aggregate, to 20% of such capital stock and surplus.

    Any capital loans by Magna to its affiliate bank would be subordinate in right of payment to deposits and certain other indebtedness of the affiliate bank. The right of Magna, and the right of Magna's creditors and stockholders, to participate in any distribution of the assets or earnings of the affiliate bank is necessarily subject to the prior claims of creditors of the affiliate bank, except to the extent that claims of Magna in its capacity as creditor may be recognized.

    The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (``FIRREA''), enacted primarily to deal with problems in the savings and loan industry, also affected commercial banking organizations. FIRREA mandates public disclosure by commercial banks of their Community Reinvestment Act ratings and mortgage lending records, establishes enhanced enforcement measures which are available for bank regulators to use against commercial banks and bankers and imposes cross liability on insured institutions under common control with any insured institution to which the Federal Deposit Insurance Corporation (``FDIC'') gives financial assistance. FIRREA also permits bank holding companies to acquire savings and loan associations, subject to the approval of the Federal Reserve Board.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 (``FDICIA'') increased funding for the FDIC's bank insurance fund, and establishes standards for, and restrictions on, activities of depository institutions based upon capital status and supervisory evaluation by Federal banking regulators. Under FDICIA, banks are placed in one of five capital categories, for which the Federal banking agencies have established specific capital ratio levels. Pursuant to the agencies' regulations, an institution is considered ``well capitalized'' if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of at least 5%. In addition, regardless of a bank's capital level, a bank is not considered ``well capitalized'' if it is subject to a cease and desist order, formal agreement, capital directive or prompt corrective action directive that requires it to achieve or maintain a higher level of capital. An institution is considered ``adequately capitalized'' if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage capital ratio of at least 4%. Institutions with capital levels below those necessary to qualify as ``adequately capitalized'' are deemed to be either ``undercapitalized,'' ``significantly undercapitalized'' or ``critically undercapitalized,'' depending on their specific capital levels.

    FDICIA, through its prompt corrective action system, imposes significant operational and management restrictions on banks that are not considered at least ``adequately capitalized.'' Under FDICIA's prompt corrective action system, a bank in the ``undercapitalized'' category must submit a capital restoration plan guaranteed by its parent company. The liability of the parent company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became ``undercapitalized,'' or the amount needed to comply with the plan. A bank in the ``undercapitalized'' category also is subject to limitations in numerous areas including, but not limited to: asset growth; acquisitions; branching; new business lines; acceptance of brokered deposits; and borrowings from the Federal Reserve. Progressively more burdensome restrictions are applied to banks in the ``undercapitalized'' category that fail to submit or implement a capital plan and to banks that are in the ``significantly undercapitalized'' or ``critically undercapitalized'' categories. A bank's primary Federal banking agency is authorized to downgrade the bank's capital category to the next lower category upon a determination that the bank is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice. An unsafe or unsound practice can include receipt by the institution of a rating on its most recent examination of three or worse (on a scale of 1 (best) to 5 (worst)), with respect to its asset quality, management, earnings or liquidity. The capital category assigned to a depository institution also affects its deposit insurance assessment rate. See ``FDIC Assessments.''

    FDICIA and the regulations issued thereunder also have (i) limited the use of brokered deposits to ``well capitalized'' banks, and ``adequately capitalized'' banks that have received waivers from the FDIC; (ii) established restrictions on the permissible investments and activities of FDIC-insured state chartered banks and their subsidiaries; (iii) implemented uniform real estate lending rules; (iv) prescribed standards to limit the risks posed by credit exposure between banks; (v) revised risk-based capital rules to include components for measuring the risk posed by interest rate changes; (vi) amended various consumer banking laws; (vii) increased restrictions on loans to a bank's insiders; (viii) established standards in a number of areas to assure bank safety and soundness; and (ix) implemented additional requirements for institutions that have $500 million or more in total assets with respect to annual independent audits, audit committees and management reports related to financial statements, internal controls and compliance with designated laws and regulations.

    CAPITAL STANDARDS. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions operating in major international financial markets. The banking regulators have issued standards for banks that are similar to, but not identical with, the standards for bank holding companies.

    In general, the risk-related standards require banks and bank holding companies to maintain capital based on ``risk-adjusted'' assets so that categories of assets with potentially higher credit risk will require more capital backing than categories with lower credit risk. In addition, banks and bank holding companies are required to maintain capital to support off-balance sheet activities such as loan commitments.

    The standards classify total capital for this risk-based measure into two tiers referred to as Tier 1 and Tier 2. Tier 1 capital consists of common shareholders' equity, certain non-cumulative and cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries. Tier 2 capital consists of the allowance for loan and lease losses (with certain limits), perpetual preferred stock not included in Tier 1, hybrid capital instruments, term subordinated debt and intermediate-term preferred stock. Bank holding companies are required to meet a minimum ratio of 8% of qualifying total capital to risk-adjusted assets, and a minimum ratio of 4% of qualifying Tier 1 capital to risk-adjusted assets. Capital that qualifies as Tier 2 capital is limited in amount to 100% of Tier 1 capital in testing compliance with the total risk-based capital minimum standards.

    In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to adjusted average total assets (the ``leverage ratio'') of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. Other bank holding companies generally are required to maintain a leverage ratio of at least 3% plus 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it may consider other indicia of capital strength in evaluating proposals for expansion or new activities.

    The federal bank regulatory agencies have issued various proposals to amend the risk-based capital guidelines for banks and bank holding companies. Under one proposal, banks would be required to give explicit consideration to interest rate risk as an element of capital adequacy by maintaining capital to compensate for such risk in an amount measured by the bank's exposure to interest rate risk in excess of a regulatory threshold. Another proposal would revise the treatment given to (i) low-level recourse arrangements to reduce the amount of capital required and (ii) certain direct credit substitutes provided by banking organizations to require that capital be maintained against the value of the assets enhanced or the loans protected. A proposal recently issued by the Federal Reserve Board and expected to be joined in by the other bank regulatory agencies increases the amount of capital required to be carried against certain long-term derivative contracts; in addition, the proposal recognizes the effect of certain bilateral netting arrangements in reducing potential future exposure under these contracts. Magna believes that these changes will not, if adopted, have a material effect on its compliance with capital adequacy requirements.

    Additional information regarding the capital adequacy standards of Federal banking regulators and their application to Magna, contained on page 35 of Magna's 1995 Annual Report to Stockholders under the caption ``Capital,'' is incorporated herein by reference.

    LIMITATIONS ON DIVIDENDS. Magna is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of funds to Magna on a parent company only basis consists of dividends and management fees from its banking subsidiary. Various Federal statutory provisions limit the amount of dividends and management fees the banking subsidiary can pay to Magna without regulatory approval.

    The approval of the OCC is required for any dividend by a national bank if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits, as defined by the OCC, for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In addition, a national bank may not pay a dividend in an amount greater than its net profits then on hand, after deducting losses and bad debts. All debts due to any national bank on which interest is due and unpaid for a period of six months, unless the same are well secured and in the process of collection, are considered bad debts. The payment of dividends and management fees by Magna's affiliate bank may also be affected by other factors, such as the maintenance of adequate capital for the affiliate bank.

    In addition, applicable regulatory authorities are authorized to prohibit the payment of dividends when such payment would constitute an unsafe and unsound banking practice. The Federal Reserve Board has indicated that it generally would be an unsafe and unsound banking practice to pay dividends except out of current operating earnings. As previously indicated, Federal regulatory authorities have adopted standards for the maintenance of capital, and adherence to such standards may further limit the ability to pay dividends. FDICIA prohibits the payment of dividends or management fees by ``undercapitalized'' financial institutions and even by ``well capitalized'' institutions where the payment of dividends and management fees would render them ``undercapitalized.''

    Under Federal Reserve Board policy, Magna is expected to act as a source of financial strength to its banking subsidiary and to commit resources to support its banking subsidiary in circumstances where it might not choose to do so absent such policy.

    Additional information regarding limitations on dividends, contained on page 35 of Magna's 1995 Annual Report to Stockholders under the captions ``Capital'' and ``Dividends and Resource Commitments,'' is incorporated herein by reference.

    FDIC ASSESSMENTS. Magna Bank, National Association is subject to FDIC deposit insurance assessments. Under FDICIA, the FDIC has adopted a risk-based premium schedule. Under this schedule, each financial institution is assigned to one of three capital groups--well capitalized, adequately capitalized or undercapitalized--and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors and on the basis of other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.

    FIRREA required the FDIC to establish separate deposit insurance funds--the Bank Insurance Fund (``BIF'') for banks and the Savings Association Insurance Fund (``SAIF'') for savings associations. The law also required the FDIC to set deposit insurance assessments at such levels as would cause the BIF and the SAIF to reach their ``designated reserve ratios'' of 1.25 percent of the deposits insured by them within a reasonable period of time. Due to the low costs of resolving bank insolvencies in the last few years, the BIF reached its designated reserve ratio in May 1995. As a result, in November 1995, the FDIC lowered deposit insurance assessment rates for all banks by revising the range to $.04 to $.31 for every $100 of deposits. In addition, effective January 1, 1996, due to the fact that the BIF had reached its designated reserve ratio, the FDIC eliminated deposit insurance assessments (except for the minimum $2,000 payment required by law) for banks that are well capitalized and well managed. The deposit insurance assessment rate for all other banks ranges from $.03 to $.27 for every $100 of deposits.

    The balance in the SAIF is not expected to reach its designated reserve ratio until about the year 2002, as the law provides that a significant portion of the costs of resolving past insolvencies of savings associations must be paid from this source. Accordingly, it is likely that the SAIF rates will be significantly higher than the BIF rates in the future. Magna acquired an insignificant amount of SAIF-insured deposits during the years from 1989 to the present and is required to pay deposit insurance premiums on those SAIF-insured deposits at the SAIF rate. Magna does not expect that such additional deposit insurance costs will have a significant adverse effect on its earnings.

    FIRREA contains a ``cross-guarantee'' provision that could result in insured depository institutions owned by Magna being assessed for losses incurred by the FDIC in connection with the failure of, or assistance provided by the FDIC to avert the failure of, any other insured depository institution controlled by Magna. Under FIRREA, failure to meet certain capital guidelines could subject a banking institution to a variety of enforcement remedies available to Federal regulatory authorities, including the termination of deposit insurance by the FDIC.

    Additional information regarding FDIC assessments, contained on page 24 of Magna's 1995 Annual Report to Stockholders under the caption ``Noninterest Expense,'' is incorporated herein by reference.

    INTERSTATE BANKING. In September 1994, legislation was enacted that is expected to have a significant effect in restructuring the banking industry in the United States of America. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 facilitates the interstate expansion and consolidation of banking organizations (i) by permitting bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state, (ii) by permitting the interstate merger of banks after June 1, 1997, subject to the right of individual states to ``opt in'' or to ``opt out'' of this authority before that date, (iii) by permitting banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state, (iv) by permitting foreign banks to establish, with approval of the regulators in the United States of America, branches outside their home states to the same extent that national or state banks located in the home state would be authorized to do so, and (v) by permitting banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state. One effect of this legislation will be to permit Magna to acquire banks located in any state and to permit bank holding companies located in any state to acquire banks and bank holding companies located in Missouri and Illinois. Overall, this legislation is likely to have the effects of increasing competition and promoting consolidation in the banking industry.

    MONETARY POLICY AND ECONOMIC CONDITIONS. The earnings of Magna are affected not only by general economic conditions but also by the policies of various governmental regulatory authorities. The Federal Reserve Board regulates the supply of bank credit in order to influence general economic conditions, primarily through open market operations in U.S. Government obligations, varying the discount rate on bank borrowings, varying reserve requirements against member and insured bank deposits and restricting certain borrowings by such banks and their affiliates.

SELECTED STATISTICAL INFORMATION

    The following statistical information and related narrative disclosures included in Magna's 1995 Annual Report to Stockholders are incorporated by reference herein:
                                                                                                            ANNUAL REPORT
ITEM                                                                                                          REFERENCE
----                                                                                                        -------------

       I.  Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and
           Interest Differential
           A., B.   Average Balances/Interest Income and Expense/Average Yields and Rates             Table 1, Pages 20 and 21
           C.       Volume and Rate Variance                                                          Table 2, Page 22

      II.  Investment Portfolio
           A.       Composition                                                                       Table 7, Page 27
                                                                                                      Table 8, Page 27
           B.       Maturities and Yields                                                             Table 9, Page 28

     III.  Loan Portfolio
           A.       Composition                                                                       Table 5, Page 25
           B.       Maturities and Sensitivities of Loans                                             Table 6, Page 26
           C.       Nonperforming Assets                                                              Table 15, Page 32

      IV.  Summary of Loan Loss Experience
           A.       Reserve for Loan Losses                                                           Table 17, Page 33
           B.       Allocation of the Reserve for Loan Losses                                         Table 18, Page 34

       V.  Deposits
           A.       Average Deposits and Interest Rates                                               Table 11, Page 29
           B.       Amount and Maturities of Time Deposits of $100,000 or More                        Table 12, Page 30

      VI.  Return on Equity and Assets                                                                Page 18

     VII.  Short-Term Borrowings                                                                      Table 14, Page 31

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following list sets forth, as of March 29, 1996, the names, ages and positions held by the executive officers of Magna. There is no family relationship between any of the named individuals.

        NAME              AGE                              ALL POSITIONS HELD WITH REGISTRANT
        ----              ---                              ----------------------------------
G. Thomas Andes           53         Chairman of the Board and Chief Executive Officer of Magna since December 1994.
                                     President and Chief Operating Officer of Magna since 1991. Prior thereto, Mr.
                                     Andes served as Vice Chairman of the Board of Magna from 1982 to 1991.

Ronald A. Buerges         34         Acting Chief Financial Officer of Magna since November 1995. Senior Vice
                                     President, Corporate Finance of Magna since 1993. Prior thereto, Mr. Buerges had been a Senior Manager with the accounting firm of Ernst & Young (now known as Ernst & Young LLP). Mr. Buerges was employed by Ernst & Young from 1983 to
                                     1993.

Linda K. Fabel            52         Executive Vice President, Retail Banking of Magna since April 1994. Prior thereto, Ms. Fabel served as Executive Vice President, Management Information
                                     Systems of Magna from 1991 to April 1994. Prior to her employment by Magna, Ms.
                                     Fabel served in a variety of senior capacities with IBM Corporation, including
                                     General Manager of IBM's St. Louis trading area during 1991 and Regional
                                     Manager from 1990 to 1991.

David D. Harris           54         Executive Vice President, Credit Administration of Magna since October 1994.
                                     Mr. Harris served as President and Chief Executive Officer of Magna Bank of
                                     Missouri from 1992 to December 1994 and as Chairman of the Board, President and
                                     Chief Executive Officer of Magna Bank of Southern Illinois from 1988 to 1992.

Gary D. Hemmer            42         Executive Vice President, Administration of Magna since April 1994. Prior thereto, Mr. Hemmer served as Executive Vice President, Retail Banking and
                                     Administration of Magna from 1991 to April 1994 and as Vice President,
                                     Administration of Magna from 1986 to 1991.

Robert M. Olson, Jr.      40         Executive Vice President, Operations and Technology of Magna since May 1994.
                                     Prior thereto, Mr. Olson had been a managing director of J. D. Carreker and
                                     Associates, Inc., a management consulting and technology firm, from 1991 to May
                                     1994. Before joining J. D. Carreker and Associates, Inc. in 1991, Mr. Olson was
                                     with Security Pacific, where he held senior positions with the cash management department of the bank, as well as with the holding company's automation company.

ITEM 2. PROPERTIES

    Magna's executive offices are located in a ten-story commercial office building in St. Louis County known as Magna Place. Magna has leased approximately 31%, or 53,426 square feet, of Magna Place under a long-term lease from an unaffiliated party.

    Magna's subsidiaries own and lease other facilities in Illinois and Missouri. See ``Notes to Consolidated Financial Statements--Premises and Equipment,'' included on page 45 of Magna's 1995 Annual Report to

Stockholders, and incorporated herein by reference. All of these properties are considered to be in good condition, are adequately insured and are considered adequate to meet the needs of the particular user.

    In the second quarter of 1995, Magna opened its operations facility in Belleville, Illinois, which enabled Magna to centralize further certain back-office functions. The facility consists of a two-story, 170,000 square foot building, which houses various operational and lending support functions. The overall project involved a capital expenditure of approximately $16.5 million.

ITEM 3. LEGAL PROCEEDINGS

    Various claims and lawsuits, incidental to the ordinary course of business, are pending against Magna and its subsidiaries. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on Magna's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted during the fourth quarter of the fiscal year covered by this Report to a vote of Magna's security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Information regarding the Common Stock of Magna, included on pages 6 and 7, respectively, of Magna's 1995 Annual Report to Stockholders under the captions ``Common Stock'' and ``Common Stock Share Data,'' respectively, is incorporated herein by reference. Additional information regarding the ability of Magna's banking subsidiary to transfer funds to Magna and Magna's ability to pay dividends is contained herein under the caption ``Limitations on Dividends'' and included on page 35 of Magna's 1995 Annual Report to Stockholders under the captions ``Capital'' and ``Dividends and Resource Commitments,'' which are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    Selected Financial Data, included on page 18 of Magna's 1995 Annual Report to Stockholders under the caption ``Five Year Selected Financial Data,'' is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations, included on pages 19 through 36 of Magna's 1995 Annual Report to Stockholders under the caption ``Management's Discussion and Analysis of Financial Condition and Results of Operations,'' is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Magna's Consolidated Financial Statements, the notes thereto and the Report of Ernst & Young LLP, Independent Auditors, included on pages 37 through 53 of Magna's 1995 Annual Report to Stockholders, are incorporated herein by reference. Magna's quarterly financial information (unaudited) for the years 1995 and 1994, included on page 54 of Magna's 1995 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the directors of Magna is contained in Magna's Proxy Statement for the 1996 Annual Meeting of Stockholders under the caption ``Item
1. Election of Directors'' and is incorporated herein by reference.

    Information regarding executive officers of Magna is contained in Part I hereof under the caption ``Executive Officers of the Registrant.''

    Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in Magna's Proxy Statement for the 1996 Annual Meeting of Stockholders under the caption ``Compliance with Section 16(a) of the Securities Exchange Act of 1934,'' and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding executive compensation is contained in Magna's Proxy Statement for the 1996 Annual Meeting of Stockholders under the captions ``Board of Directors and Committees--Compensation Committee Interlocks and Insider Participation,'' ``Compensation of Directors'' and ``Compensation of Executive Officers,'' and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management is contained in Magna's Proxy Statement for the 1996 Annual Meeting of Stockholders under the captions ``Voting Securities and Principal Holders Thereof'' and ``Security Ownership of Management,'' and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions is contained in Magna's Proxy Statement for the 1996 Annual Meeting of Stockholders under the captions ``Certain Relationships and Related Transactions'' and ``Board of Directors and Committees--Compensation Committee Interlocks and Insider Participation,'' and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

        (a)        (1)  Financial Statements: All of the following are incorporated by reference in Item 8 from pages
                        37 through 54 of Magna's 1995 Annual Report to Stockholders:

                        Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993

                        Consolidated Balance Sheets as of December 31, 1995 and 1994

                        Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31,
                        1995, 1994 and 1993

                        Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

                        Notes to Consolidated Financial Statements

                        Report of Ernst & Young LLP, Independent Auditors

                        Quarterly Financial Information (Unaudited)

                   (2)  Financial Statement Schedules: All schedules applicable to Magna are included in the
                        Consolidated Financial Statements or the notes thereto.


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K--CONTINUED

                   (3)  Exhibits:
                        3.1        Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Magna's Annual
                                   Report on Form 10-K for the year ended December 31, 1991 (File No. 0-8234) and incorporated herein by reference)

                        3.2        By-laws (filed as Exhibit 3.2 to Magna's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-8234) and incorporated herein by reference)

                        4.1        Form of Indenture, including form of Note, between Magna and Mark Twain Bank, as trustee, dated August 1, 1987 for the 7% Convertible Subordinated Capital Notes
                                   due 1999 (filed as Exhibit 1 to Magna's Registration Statement on Form 8-A dated
                                   June 15, 1988 (File No. 0-8234) and incorporated herein by reference)

                        4.2        Indenture dated as of November 1, 1986 between Landmark Bancshares Corporation
                                   (hereinafter ``Landmark'') and Centerre Trust Company of St. Louis, regarding the issuance of $17,250,000 principal amount of Landmark's 8 3/4% Convertible
                                   Subordinated Debentures due November 1, 1998 (filed as Exhibit 4(c) to Landmark's
                                   Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 1-8810)
                                   and incorporated herein by reference)

                        4.3        First Supplemental Indenture dated December 20, 1991 among Magna, Magna
                                   Acquisition Corporation and Boatmen's National Bank of St. Louis as successor to
                                   Centerre Trust Company of St. Louis, Trustee, assuming the obligations of Landmark under the Indenture dated November 1, 1986 (filed as Exhibit 4.2 to Magna's
                                   Current Report on Form 8-K dated December 20, 1991 (File No. 0-8234) and incorporated herein by reference)

                        4.4        Rights Agreement, including form of Right Certificate, dated as of November 11,
                                   1988 between Magna and Magna Trust Company, Trustee (filed as Exhibits 1 and 2 to
                                   Magna's Registration Statement on Form 8-A dated November 11, 1988 (File No.
                                   0-8234) and incorporated herein by reference)

                        10.1       Form of Stock Option Agreement under Landmark's 1982 Capital Accumulation Plan, assumed by Magna as to outstanding obligations pursuant to the acquisition of
                                   Landmark (filed as Exhibit 10.1 to Magna's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-8234) and incorporated herein by reference)<F*>

                        10.2       Form of Stock Option Agreement under Landmark's 1986 Non-Qualified Stock Option
                                   Plan, assumed by Magna as to outstanding obligations pursuant to the acquisition of Landmark (filed as Exhibit 10.2 to Magna's Annual Report on Form 10-K for the
                                   year ended December 31, 1991 (File No. 0-8234) and incorporated herein by reference)<F*>

                        10.3       1987 Stock Option Plan of Magna (filed as Exhibit 10.2 to Magna's Registration
                                   Statement on Form S-4 (Reg. No. 33-15463) and incorporated herein by reference)<F*>

                        10.4       Landmark's Amended and Restated Supplemental Retirement Plan (filed as Exhibit
                                   10(ff) to Landmark's Annual Report on Form 10-K for the year ended December 31,
                                   1989 (File No. 1-8810) and incorporated herein by reference)<F*>

                        10.5       Employment Agreement dated January 1, 1995 between Magna and G. Thomas Andes
                                   (filed as Exhibit 10.6 to Magna's Annual Report on Form 10-K for the year ended
                                   December 31, 1994 (File No. 0-8234) and incorporated herein by reference) <F*>

                        10.6       Agreement dated March 15, 1996 between Magna and Linda K. Fabel<F*>

                        10.7       Agreement dated March 13, 1996 between Magna and David D. Harris<F*>

                        10.8       Agreement dated March 12, 1996 between Magna and Gary D. Hemmer<F*>


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K--CONTINUED
                        10.9       Agreement dated December 5, 1995 between Magna and Ronald A. Buerges<F*>

                        10.10      Agreement dated March 12, 1996 between Magna and Robert M. Olson, Jr.<F*>

                        10.11      Second Amendment to Second Restated Employment Agreement between Magna and S. Lee
                                   Kling (filed as Exhibit 10.24 to Magna's Quarterly Report on Form 10-Q for the
                                   period ended June 30, 1994 (File No. 0-8234) and incorporated herein by reference)<F*>

                        10.12      Second Restated Employment Agreement dated as of October 20, 1990, as amended by
                                   Letter Agreement dated August 29, 1991, between Landmark and S. Lee Kling (filed as Exhibit 10.9 to Magna's Annual Report on Form 10-K for the year ended December
                                   31, 1991 (File No. 0-8234) and incorporated herein by reference)<F*>

                        10.13      Directors' Survivor Benefit Plan (filed as Exhibit 10.11 to Magna's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-8234) and incorporated herein by reference)<F*>

                        10.14      Directors' Deferred Compensation Plan (filed as Exhibit 10.12 to Magna's Annual
                                   Report on Form 10-K for the year ended December 31, 1991 (File No. 0-8234) and incorporated herein by reference)<F*>

                        10.15      Board of Directors Retirement Plan of Magna (filed as Exhibit 10.16 to Magna's
                                   Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-8234)
                                   and incorporated herein by reference)<F*>

                        10.16      Executive Supplemental Deferral Plan (filed as Exhibit 10.12 to Magna's Annual
                                   Report on Form 10-K for the year ended December 31, 1987 (File No. 0-8234) and incorporated herein by reference)<F*>

                        10.17      Form of Director Indemnification Agreement dated as of May 30, 1991 between
                                   Landmark and Donald P. Gallop, Carl G. Hogan, Sr., Franklin A. Jacobs and Ralph F.
                                   Korte, respectively, and Consent dated May 24, 1991 of Magna to Director
                                   Indemnification Agreements dated May 30, 1991 assuming Landmark's obligations thereunder upon effectiveness of the acquisition (filed as Exhibit 10.14 to
                                   Magna's Annual Report on Form 10-K for the year ended December 31, 1991 (File No.
                                   0-8234) and incorporated herein by reference)<F*>

                        10.18      1992 Long Term Performance Plan of Magna (filed as Appendix A to Magna's Proxy
                                   Statement for the 1992 Annual Meeting of Stockholders (File No. 0-8234) and
                                   incorporated herein by reference)<F*>

                        10.19      Directors' Stock Option Plan of Magna (filed as Appendix B to Magna's Proxy
                                   Statement for the 1992 Annual Meeting of Stockholders (File No. 0-8234) and
                                   incorporated herein by reference)<F*>

                        10.20      Amendment to Supplemental Executive Retirement Plan of Magna (filed as Exhibit
                                   10.25 to Magna's Quarterly Report on Form 10-Q for the period ended June 30, 1994
                                   (File No. 0-8234) and incorporated herein by reference)<F*>

                        10.21      Supplemental Executive Retirement Plan of Magna (filed as Exhibit 10.15 to Magna's
                                   Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-8234)
                                   and incorporated herein by reference)<F*>

                        10.22      Magna Executive Incentive Compensation Plan (MEICP) 1996<F*>


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K--CONTINUED
                        10.23      Amended and Restated Retirement and Consulting Agreement dated December 30, 1994 between Magna and William S. Badgley (filed as Exhibit 10.24 to Magna's Annual
                                   Report on Form 10-K for the year ended December 31, 1994 (File No. 0-8234) and incorporated herein by reference)

                        10.24      Lease between Magna as successor in interest to Landmark, and St. Louis Brentwood
                                   Associates, L.P., dated December 19, 1986, relating to Magna Place, as amended by the First Amendment dated November 17, 1987, the Addendum dated February 1, 1990 and the Letter Agreement dated January 9, 1992 (filed as Exhibit 10.17 to Magna's
                                   Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-8234)
                                   and incorporated herein by reference)

                        10.25      Stock Purchase Agreement dated March 27, 1992, by and among Capital
                                   Bancorporation, Inc., Magna and Landmark Acquisition Corporation, and amendment thereto (filed as Exhibit 2.1 to Magna's Registration Statement on Form S-3 (Reg.
                                   No. 33-48918) and incorporated herein by reference)

                        10.26      Supplemental Agreement dated February 29, 1996, between Magna and John G.
                                   Helmkamp, Jr.<F*>

                        10.27      Form of Restricted Stock Agreement dated December 31, 1994 between Magna and each of Linda K. Fabel and Robert M. Olson, Jr., respectively (filed as Exhibit 10.29 to Magna's Annual Report on Form 10-K for the year ended December 31, 1994 (File
                                   No. 0-8234) and incorporated herein by reference)<F*>

                        10.28      Form of Restricted Stock Agreement dated December 31, 1995 between Magna and each of David D. Harris and Gary D. Hemmer, respectively<F*>

                        11.1       Computation of Net Income Per Common Share

                        13.1       1995 Annual Report to Stockholders

                        21.1       List of Subsidiaries

                        23.1       Consent of Independent Auditors

                        27.1       Financial Data Schedule

--------
<F*>Management contract or compensatory plan

        (b)             Reports on Form 8-K: No reports on Form 8-K were filed by Magna during the fourth quarter of the fiscal year covered by this Report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MAGNA GROUP, INC.

Date: March 29, 1996

                                                 By /s/ G. THOMAS ANDES
                                                    ----------------------------
                                                    G. Thomas Andes
                                                    Chairman of the Board
                                                    and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                                                     TITLE                                    DATE
               ---------                                                     -----                                    ----

/s/ G. THOMAS ANDES                                      Chairman of the Board, Chief Executive                  March 29, 1996
------------------------------------------                 Officer and Director (Principal Executive
G. Thomas Andes                                            Officer)

/s/ RONALD A. BUERGES                                    Senior Vice President, Corporate                        March 29, 1996
------------------------------------------                 Finance and Acting Chief Financial Officer
Ronald A. Buerges                                          (Principal Financial and Accounting
                                                           Officer)

                                                         Director                                                March __, 1996
------------------------------------------
James A. Auffenberg, Jr.

/s/ WILLIAM E. CRIBBIN                                   Director                                                March 29, 1996
------------------------------------------
William E. Cribbin

/s/ WAYNE T. EWING                                       Director                                                March 29, 1996
------------------------------------------
Wayne T. Ewing

/s/ DONALD P. GALLOP                                     Director                                                March 29, 1996
------------------------------------------
Donald P. Gallop

/s/ JOHN G. HELMKAMP, JR.                                Director                                                March 29, 1996
------------------------------------------
John G. Helmkamp, Jr.



               SIGNATURE                                  TITLE                                                       DATE
               ---------                                  -----                                                       ----

/s/ C.E. HEILIGENSTEIN                                   Director                                                March 29, 1996
------------------------------------------
C.E. Heiligenstein

/s/ CARL G. HOGAN, SR.                                   Director                                                March 29, 1996
------------------------------------------
Carl G. Hogan, Sr.

/s/ FRANKLIN A. JACOBS                                   Director                                                March 29, 1996
------------------------------------------
Franklin A. Jacobs

                                                         Director                                                March __, 1996
------------------------------------------
Wendell J. Kelley

/s/ S. LEE KLING                                         Director                                                March 29, 1996
------------------------------------------
S. Lee Kling

/s/ RALPH F. KORTE                                       Director                                                March 29, 1996
------------------------------------------
Ralph F. Korte

/s/ ROBERT E. MCGLYNN                                    Director                                                March 29, 1996
------------------------------------------
Robert E. McGlynn

                                                         Director                                                March __, 1996
------------------------------------------
Frank R. Trulaske, III

/s/ DR. GEORGE T. WILKINS, JR.                           Director                                                March 29, 1996
------------------------------------------
Dr. George T. Wilkins, Jr.

                                           EXHIBIT INDEX

 3.1          Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Magna's Annual
              Report on Form 10-K for the year ended December 31, 1991 (File No. 0-8234) and incorporated herein by reference)

 3.2          By-laws (filed as Exhibit 3.2 to Magna's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-8234) and incorporated herein by reference)

 4.1          Form of Indenture, including form of Note, between Magna and Mark Twain Bank, as trustee, dated August 1, 1987 for the 7% Convertible Subordinated Capital Notes
              due 1999 (filed as Exhibit 1 to Magna's Registration Statement on Form 8-A dated
              June 15, 1988 (File No. 0-8234) and incorporated herein by reference)

 4.2          Indenture dated as of November 1, 1986 between Landmark Bancshares Corporation
              (hereinafter ``Landmark'') and Centerre Trust Company of St. Louis, regarding the issuance of $17,250,000 principal amount of Landmark's 8 3/4% Convertible
              Subordinated Debentures due November 1, 1998 (filed as Exhibit 4(c) to
              Landmark's Annual Report on Form 10-K for the year ended December 31, 1986 (File
              No. 1-8810) and incorporated herein by reference)

 4.3          First Supplemental Indenture dated December 20, 1991 among Magna, Magna Acquisi-
              tion Corporation and Boatmen's National Bank of St. Louis as successor to
              Centerre Trust Company of St. Louis, Trustee, assuming the obligations of
              Landmark under the Indenture dated November 1, 1986 (filed as Exhibit 4.2 to
              Magna's Current Report on Form 8-K dated December 20, 1991 (File No. 0-8234) and incorporated herein by reference)

 4.4          Rights Agreement, including form of Right Certificate, dated as of November 11,
              1988 between Magna and Magna Trust Company, Trustee (filed as Exhibits 1 and 2 to Magna's Registration Statement on Form 8-A dated November 11, 1988 (File No.
              0-8234) and incorporated herein by reference)

10.1          Form of Stock Option Agreement under Landmark's 1982 Capital Accumulation Plan, assumed by Magna as to outstanding obligations pursuant to the acquisition of
              Landmark (filed as Exhibit 10.1 to Magna's Annual Report on Form 10-K for the
              year ended December 31, 1991 (File No. 0-8234) and incorporated herein by reference)<F*>

10.2          Form of Stock Option Agreement under Landmark's 1986 Non-Qualified Stock Option
              Plan, assumed by Magna as to outstanding obligations pursuant to the acquisition of Landmark (filed as Exhibit 10.2 to Magna's Annual Report on Form 10-K for the
              year ended December 31, 1991 (File No. 0-8234) and incorporated herein by reference)<F*>

10.3          1987 Stock Option Plan of Magna (filed as Exhibit 10.2 to Magna's Registration
              Statement on Form S-4 (Reg. No. 33-15463) and incorporated herein by refer-
              ence)<F*>

10.4          Landmark's Amended and Restated Supplemental Retirement Plan (filed as Exhibit
              10(ff) to Landmark's Annual Report on Form 10-K for the year ended December 31,
              1989 (File No. 1-8810) and incorporated herein by reference)<F*>

10.5          Employment Agreement dated January 1, 1995 between Magna and G. Thomas Andes
              (filed as Exhibit 10.6 to Magna's Annual Report on Form 10-K for the year ended
              December 31, 1994 (File No. 0-8234) and incorporated herein by reference)<F*>

10.6          Agreement dated March 15, 1996 between Magna and Linda K. Fabel<F*>

10.7          Agreement dated March 13, 1996 between Magna and David D. Harris<F*>

10.8          Agreement dated March 12, 1996 between Magna and Gary D. Hemmer<F*>

10.9          Agreement dated December 5, 1995 between Magna and Ronald A. Buerges<F*>


                                     EXHIBIT INDEX--(CONTINUED)

10.10         Agreement dated March 12, 1996 between Magna and Robert M. Olson, Jr.<F*>

10.11         Second Amendment to Second Restated Employment Agreement between Magna and S.
              Lee Kling (filed as Exhibit 10.24 to Magna's Quarterly Report on Form 10-Q for
              the period ended June 30, 1994 (File No. 0-8234) and incorporated herein by reference)<F*>

10.12         Second Restated Employment Agreement dated as of October 20, 1990, as amended by
              Letter Agreement dated August 29, 1991, between Landmark and S. Lee Kling (filed as Exhibit 10.9 to Magna's Annual Report on Form 10-K for the year ended
              December 31, 1991 (File No. 0-8234) and incorporated herein by reference)<F*>

10.13         Directors' Survivor Benefit Plan (filed as Exhibit 10.11 to Magna's Annual
              Report on Form 10-K for the year ended December 31, 1991 (File No. 0-8234) and incorporated herein by reference)<F*>

10.14         Directors' Deferred Compensation Plan (filed as Exhibit 10.12 to Magna's Annual
              Report on Form 10-K for the year ended December 31, 1991 (File No. 0-8234) and incorporated herein by reference)<F*>

10.15         Board of Directors Retirement Plan of Magna (filed as Exhibit 10.16 to Magna's
              Annual Report on Form 10-K for the year ended December 31, 1994 (File No.
              0-8234) and incorporated herein by reference)<F*>

10.16         Executive Supplemental Deferral Plan (filed as Exhibit 10.12 to Magna's Annual
              Report on Form 10-K for the year ended December 31, 1987 (File No. 0-8234) and incorporated herein by reference)<F*>

10.17         Form of Director Indemnification Agreement dated as of May 30, 1991 between
              Landmark and Donald P. Gallop, Carl G. Hogan, Sr., Franklin A. Jacobs and Ralph
              F. Korte, respectively, and Consent dated May 24, 1991 of Magna to Director
              Indemnification Agreements dated May 30, 1991 assuming Landmark's obligations thereunder upon effectiveness of the acquisition (filed as Exhibit 10.14 to
              Magna's Annual Report on Form 10-K for the year ended December 31, 1991 (File
              No. 0-8234) and incorporated herein by reference)<F*>

10.18         1992 Long Term Performance Plan of Magna (filed as Appendix A to Magna's Proxy
              Statement for the 1992 Annual Meeting of Stockholders (File No. 0-8234) and
              incorporated herein by reference)<F*>

10.19         Directors' Stock Option Plan of Magna (filed as Appendix B to Magna's Proxy
              Statement for the 1992 Annual Meeting of Stockholders (File No. 0-8234) and
              incorporated herein by reference)<F*>

10.20         Amendment to Supplemental Executive Retirement Plan of Magna (filed as Exhibit
              10.25 to Magna's Quarterly Report on Form 10-Q for the period ended June 30,
              1994 (File No. 0-8234) and incorporated herein by reference)<F*>

10.21         Supplemental Executive Retirement Plan of Magna (filed as Exhibit 10.15 to
              Magna's Annual Report on Form 10-K for the year ended December 31, 1993 (File
              No. 0-8234) and incorporated herein by reference)<F*>

10.22         Magna Executive Incentive Compensation Plan (MEICP) 1996<F*>

10.23         Amended and Restated Retirement and Consulting Agreement dated December 30, 1994 between Magna and William S. Badgley (filed as Exhibit 10.24 to Magna's Annual
              Report on Form 10-K for the year ended December 31, 1994 (File No. 0-8234) and incorporated herein by reference)


                                     EXHIBIT INDEX--(CONTINUED)

10.24         Lease between Magna as successor in interest to Landmark, and St. Louis
              Brentwood Associates, L.P., dated December 19, 1986, relating to Magna Place, as amended by the First Amendment dated November 17, 1987, the Addendum dated
              February 1, 1990 and the Letter Agreement dated January 9, 1992 (filed as
              Exhibit 10.17 to Magna's Annual Report on Form 10-K for the year ended December
              31, 1991 (File No. 0-8234) and incorporated herein by reference)

10.25         Stock Purchase Agreement dated March 27, 1992, by and among Capital Bancorpora-
              tion, Inc., Magna and Landmark Acquisition Corporation, and amendment thereto
              (filed as Exhibit 2.1 to Magna's Registration Statement on Form S-3 (Reg. No.
              33-48918) and incorporated herein by reference)

10.26         Supplemental Agreement dated February 29, 1996, between Magna and John G.
              Helmkamp, Jr.<F*>

10.27         Form of Restricted Stock Agreement dated December 31, 1994 between Magna and each of Linda K. Fabel and Robert M. Olson, Jr., respectively (filed as Exhibit
              10.29 to Magna's Annual Report on Form 10-K for the year ended December 31, 1994
              (File No. 0-8234) is incorporated herein by reference)<F*>

10.28         Form of Restricted Stock Agreement dated December 31, 1995 between Magna and each of David D. Harris and Gary D. Hemmer, respectively<F*>

11.1          Computation of Net Income Per Common Share

13.1          1995 Annual Report to Stockholders

21.1          List of Subsidiaries

23.1          Consent of Independent Auditors

27.1          Financial Data Schedule

--------
<F*>Management contract or compensatory plan