Form 10-Q
period 1996-03-31
MAGNA GROUP INC
filed 1996-05-10
CIK 36094

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549
                             FORM 10-Q


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             MARCH 31, 1996
                              ------------------------------------------
                                 OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from------------------ to---------------------


Commission file number                      0-8234
                      --------------------------------------------------
                          MAGNA GROUP, INC.
- ------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)
            Delaware                            37-0996453
- --------------------------------   -------------------------------------
 (State or other jurisdiction       (I.R.S. Employer Identification No.)
     of incorporation or
        organization)

                             One Magna Place
                     1401 South Brentwood Boulevard
                     St. Louis, Missouri 63144-1401
- ------------------------------------------------------------------------
                (Address of principal executive offices)
                               (Zip Code)

                             (314) 963-2500
- ------------------------------------------------------------------------
          (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   x     No
       --------   --------

       Title of class of                     Number of shares
         common stock                outstanding as of May 6, 1996
- ------------------------------      ---------------------------------
Common stock, $2.00 par value                   28,677,594

                             TABLE OF CONTENTS



                                                                     Page
                                                                     ----
PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
          Condensed Consolidated Balance Sheets                        3
          Condensed Consolidated Statements of Income                  4
          Condensed Consolidated Statements of Cash Flows              5
          Notes to Condensed Consolidated Financial Statements         6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                               7

PART II - OTHER INFORMATION

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS                                        16

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                        17

SIGNATURE PAGE                                                        18

EXHIBIT INDEX                                                         19

PART I - FINANCIAL INFORMATION
- ------------------------------

ITEM 1. FINANCIAL STATEMENTS
- ----------------------------

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                              MARCH 31         DECEMBER 31
                                                                1996              1995
                                                             ----------        -----------
ASSETS
  Cash and due from banks                                    $  141,955        $  175,167
  Federal funds sold                                              6,815            47,046
  Securities:
    Held-to-maturity                                            137,025           126,248
    Available-for-sale                                        1,511,587         1,238,616
  Loans                                                       3,277,606         3,205,374
    Unearned income                                              (2,092)           (2,608)
    Reserve for loan losses                                     (43,905)          (42,623)
                                                             ----------        ----------
                                   Net Loans                  3,231,609         3,160,143
  Premises and equipment                                         84,525            81,691
  Other assets                                                  139,111           118,588
                                                             ----------        ----------
                                TOTAL ASSETS                 $5,252,627        $4,947,499
                                                             ==========        ==========

LIABILITIES
  Deposits:
    Noninterest bearing                                      $  517,613        $  570,262
    Interest bearing                                          3,533,463         3,318,004
                                                             ----------        ----------
                              Total Deposits                  4,051,076         3,888,266

  Federal funds purchased                                        91,580            41,790
  Repurchase agreements                                         405,617           368,861
  Other short-term borrowings                                    82,974            50,000
  Long-term debt                                                 94,380            93,071
  Other liabilities                                              65,390            59,467
                                                             ----------        ----------
                           TOTAL LIABILITIES                  4,791,017         4,501,455
Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
  Preferred stock:
    Class B, voting, $20 par value -
      2,039 shares issued and outstanding                            41                41
  Common stock, $2 par value - 28,661,992
    and 27,997,889 shares issued and
    outstanding, respectively                                    57,324            55,996
  Capital surplus                                               224,427           211,588
  Retained earnings                                             185,604           177,438
  Net unrealized gains (losses)
    on securities                                                (5,786)              981
                                                             ----------        ----------
                  TOTAL STOCKHOLDERS' EQUITY                    461,610           446,044
                                                             ----------        ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $5,252,627        $4,947,499
                                                             ==========        ==========

See accompanying notes.

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31
                                                                -------------------------
                                                                1996                 1995
                                                                ----                 ----
Interest Income:
  Interest and fees on loans                                    $69,267           $63,100
  Securities:
    Taxable                                                      21,073            17,140
    Tax-exempt                                                    1,721             1,810
                                                                -------           -------
                                                                 22,794            18,950
  Other interest income                                             707               213
                                                                -------           -------
                       TOTAL INTEREST INCOME                     92,768            82,263
Interest Expense:
  Deposits                                                       37,853            30,058
  Federal funds purchased                                           689             1,022
  Repurchase agreements                                           4,564             3,804
  Other short-term borrowings                                       840               173
  Long-term debt                                                  1,697             1,520
                                                                -------           -------
                      TOTAL INTEREST EXPENSE                     45,643            36,577
                                                                -------           -------
                         NET INTEREST INCOME                     47,125            45,686
Provision for Loan Losses                                         2,483             1,667
                                                                -------           -------
                   NET INTEREST INCOME AFTER
                   PROVISION FOR LOAN LOSSES                     44,642            44,019
Noninterest Income:
  Service charges on deposits                                     5,546             5,461
  Trust                                                           2,364             2,319
  Securities gains, net                                             673                66
  Other                                                           3,639             3,235
                                                                -------           -------
                                                                 12,222            11,081
Noninterest Expense:
  Employee compensation and
   other benefits                                                17,620            18,583
  Net occupancy                                                   4,473             3,972
  Equipment                                                       2,250             2,202
  FDIC insurance premiums                                            32             2,058
  Other                                                          10,499            10,474
                                                                -------           -------
                                                                 34,874            37,289
                                                                -------           -------
                  INCOME BEFORE INCOME TAXES                     21,990            17,811
Income Tax Expense                                                7,647             6,176
                                                                -------           -------

                                  NET INCOME                    $14,343           $11,635
                                                                =======           =======

Average Shares Outstanding:
  Primary                                                        28,371            27,694
  Fully diluted                                                  29,193            28,644
Per Share Data:
  Net income:
    Primary                                                       $ .51             $ .42
                                                                  =====             =====
    Fully diluted                                                 $ .50             $ .41
                                                                  =====             =====

  Dividends declared                                              $ .22             $ .20
                                                                  =====             =====

See accompanying notes.

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31
                                                               --------------------------
                                                                 1996              1995
                                                                 ----              ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                      $ 21,697          $ 20,454

INVESTING ACTIVITIES
  Proceeds from maturities of held-to-maturity
    securities                                                    1,664             6,999
  Proceeds from sales of held-to-maturity securities               -                  199
  Purchases of held-to-maturity securities                       (3,220)             (825)
  Proceeds from maturities of available-
    for-sale securities                                          93,773            40,774
  Proceeds from sales of available-for-
    sale securities                                              32,856            15,641
  Purchases of available-for-sale securities                   (330,291)           (5,665)
  Net increase in loans                                         (28,185)          (48,890)
  Proceeds from sales of foreclosed property                      1,820             1,475
  Purchases of premises and equipment                            (2,772)           (5,347)
  Proceeds from sales of premises and equipment                       4                11
  Purchase of financial organization,
    net of cash received                                         (2,382)              -
                                                               --------          --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (236,733)            4,372

FINANCING ACTIVITIES
  Net increase in deposits                                       26,917            88,649
  Cash dividends                                                 (6,177)           (5,525)
  Increase (decrease) in federal funds purchased                 49,790          (107,505)
  Increase (decrease) in repurchase agreements                   35,941           (65,903)
  Net increase in other short-term borrowings                     8,551              -
  Proceeds from long-term debt                                   25,000              -
  Payments of long-term debt                                         (2)             -
  Other                                                           1,573             1,643
                                                               --------          --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             141,593           (88,641)
                                                               --------          --------

             DECREASE IN CASH AND CASH EQUIVALENTS              (73,443)          (63,815)
  Cash and cash equivalents at beginning of period              222,213           281,930
                                                               --------          --------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD             $148,770          $218,115
                                                               ========          ========

See accompanying notes.

MAGNA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

   The unaudited interim condensed consolidated financial statements of Magna Group, Inc. and its affiliates ("Magna") have been prepared in accordance with generally accepted accounting principles for the banking industry and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Reference is hereby made to the notes to consolidated financial statements contained in Magna's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements have been included therein and are of a normal recurring nature. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE B--ACQUISITIONS

   On February 29, 1996, Magna acquired River Bend Bancshares, Inc. for approximately 550,000 shares of common stock and approximately $12.3 million in cash. The acquisition contributed approximately $160 million to total assets and approximately $12 million to stockholders' equity at the date of acquisition. The acquisition was accounted for under the purchase method and was immaterial to the financial condition and results of operations of Magna.

NOTE C--CHANGE IN ACCOUNTING METHODS

   On January 1, 1996, Magna adopted Financial Accounting Standards No. 122 (FAS No. 122), "Accounting for Mortgage Servicing Rights." FAS No. 122 requires capitalization of purchased mortgage servicing rights, as well as internally originated mortgage servicing rights. These mortgage servicing rights are amortized over the estimated servicing period of the related loans. The adoption of the standard had no material impact on Magna's financial position or results of operations.

NOTE D--RECLASSIFICATIONS

   Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation. Such reclassifications had no effect on net income.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------------------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

OVERVIEW
      Net income for the first quarter of 1996 was $14.3 million, or 51 cents per common share on a primary basis, compared with $11.6 million, or 42 cents, for the first quarter of 1995. On a fully diluted basis, net income per common share was 50 cents for the first quarter of 1996 compared to 41 cents for the first quarter of 1995.

      Operating results of the acquisition consummated on February 29, 1996, are included since the acquisition date and are not material to Magna's financial condition and results of operations for the first quarter of 1996.

      Table 1 summarizes Magna's statement of income and the change in each category for the periods presented.

TABLE 1 -- Comparative Statements of Income
(In thousands)

                                                  Three Months Ended
                                                      March 31                             Change
                                            ---------------------------         --------------------------
                                               1996              1995             Amount           Percent
                                            ---------         ---------         ---------          -------
Total interest income
 (fully tax-equivalent) . . . . . . . . .     $93,992           $83,492           $10,500             12.6%
Total interest expense. . . . . . . . . .      45,643            36,577             9,066             24.8
                                              -------           -------           -------
   Net interest income. . . . . . . . . .      48,349            46,915             1,434              3.1
Provision for loan losses . . . . . . . .       2,483             1,667               816             49.0
Noninterest income:
   Service charges on deposits. . . . . .       5,546             5,461                85              1.6
   Trust. . . . . . . . . . . . . . . . .       2,364             2,319                45              1.9
   Other. . . . . . . . . . . . . . . . .       3,639             3,235               404             12.5
                                              -------           -------           -------
                                               11,549            11,015               534              4.8
   Securities gains, net. . . . . . . . .         673                66               607             <FNM>
                                              -------           -------           -------
      Total . . . . . . . . . . . . . . .      12,222            11,081             1,141             10.3
                                              -------           -------           -------
Noninterest expense:
   Employee compensation and
      other benefits. . . . . . . . . . .      17,620            18,583              (963)            (5.2)
   Net occupancy. . . . . . . . . . . . .       4,473             3,972               501             12.6
   Equipment. . . . . . . . . . . . . . .       2,250             2,202                48              2.2
   FDIC insurance premiums. . . . . . . .          32             2,058            (2,026)           (98.4)
   Other. . . . . . . . . . . . . . . . .      10,499            10,474                25               .2
                                              -------           -------           -------
       Total. . . . . . . . . . . . . . .      34,874            37,289            (2,415)            (6.5)
                                              -------           -------           -------

   Income before income taxes . . . . . .      23,214            19,040             4,174             21.9
Less: tax-equivalent adjustment . . . . .       1,224             1,229                (5)             (.4)
Income tax expense. . . . . . . . . . . .       7,647             6,176             1,471             23.8
                                              -------           -------           -------
Net income. . . . . . . . . . . . . . . .     $14,343           $11,635           $ 2,708             23.3
                                              =======           =======           =======

- ------------------------------
<FNM> - not meaningful

      The following paragraphs discuss more fully significant changes and trends as they relate to Magna's results of operations during the three month period ended March 31, 1996 and its financial condition, asset quality, capital resources and liquidity as of March 31, 1996. This discussion should be read in conjunction with Magna's condensed consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.


RESULTS OF OPERATIONS

NET INTEREST INCOME

      Tax-equivalent net interest income increased 3.1% for the first quarter of 1996 compared with 1995. This increase resulted from an increase in the volume of earning assets offset by a reduced net interest margin.

      The net interest margin for the first quarter of 1996 was 4.09% compared with 4.54% for the first quarter of 1995 and 4.15% for the fourth quarter of 1995. The decline in the first quarter of 1996 compared with the fourth quarter of 1995 occurred as Magna's average yield on earning assets declined at a faster pace than its cost of funds. The decline in the first quarter of 1996 compared with the first quarter of 1995 occurred as the average yield on earning assets declined while the cost of funds increased. The decline in the yield on earning assets was primarily associated with an overall decline in rates earned on Magna's investment portfolio. The yield on earning assets is also impacted by the competitive rate environment associated with the loan portfolio. The increased cost of funds primarily resulted from Magna's decision, during the middle part of 1995, to price certain deposit categories, primarily time deposits, more competitively.

PROVISION FOR LOAN LOSSES

      Factors which influence management's determination of the provision for loan losses include, among other things, evaluation of the anticipated impact on the loan portfolio of current economic conditions, changes in the character and size of the portfolio and past loan loss experience. The increase in the provision for loan losses in the first quarter of 1996 compared with the first quarter of 1995, was primarily due to increased internal loan growth. Activity in the reserve for loan losses and nonperforming loan data are presented and discussed under "ASSET QUALITY."

NONINTEREST INCOME

      Total noninterest income was $12.2 million for the first quarter of 1996 compared with $11.1 million for the first quarter of 1995.

      Net securities gains of $.7 million were recognized during the first quarter of 1996 compared to $.1 million for the first quarter of 1995. In addition, higher levels of fee income from brokerage and insurance activities, credit card and secondary market operations contributed to the increase in noninterest income.

      For the first quarter of 1996, noninterest income as a percentage of average assets, on an annualized basis, was .97% compared with .99% for the first quarter of 1995.

NONINTEREST EXPENSE

      Total noninterest expense was $34.9 million for the first quarter of 1996 compared with $37.3 million for the first quarter of 1995. For the first quarter of 1996, noninterest expense as a percentage of average assets, on an annualized basis, was 2.78% compared with 3.34% for the first quarter of 1995.

      The decrease in employee compensation and other benefits for the first quarter of 1996 compared with 1995 was attributable to staff reductions that occurred in January 1996. These reductions occurred as Magna continues to achieve efficiencies in back-office operations and as a result of the merger of Magna's banking subsidiaries in the fourth quarter of 1995. The reduction in employee compensation and other benefits resulting from these staff reductions was partially offset by normal merit increases and severance costs. The increase in net occupancy expense during the first quarter of 1996 was primarily due to direct expenses associated with Magna's new operations center which was placed in service during the second quarter of 1995. Federal Deposit Insurance Corporation premiums include assessments levied in connection with the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund. Reductions in the BIF deposit assessment rate resulted in a $2.0 million decrease in expense for the first quarter of 1996 compared to the first quarter of 1995.

      The increase in the effective tax rate during the first quarter of 1996 was primarily the result of higher levels of earnings and a lower level of tax-exempt interest as a percentage of total interest income.

FINANCIAL CONDITION

GENERAL

      Certain components of Magna's consolidated balance sheet at March 31, 1996 compared with December 31, 1995 are presented in summary form in Table 2 below. The increase in total assets is reflective of an increase in investment securities and the acquisition consummated in the first quarter of 1996.

TABLE 2 -- Selected Comparative Balance Sheet Items
(In thousands)

                                                                                           Change
                                            March 31        December 31          --------------------------
                                              1996             1995               Amount            Percent
                                          -----------       -----------          --------           -------
Total assets  . . . . . . . .              $5,252,627        $4,947,499          $305,128              6.2%
Loans, net of
  unearned income . . . . . .               3,275,514         3,202,766            72,748              2.3
Investments . . . . . . . . .               1,648,612         1,364,864           283,748             20.8
Deposits  . . . . . . . . . .               4,051,076         3,888,266           162,810              4.2
Federal funds purchased . . .                  91,580            41,790            49,790            119.1
Repurchase agreements:
  Cash management . . . . . .                 317,221           294,328            22,893              7.8
  Other . . . . . . . . . . .                  88,396            74,533            13,863             18.6
Other short-term borrowings .                  82,974            50,000            32,974             65.9
Long-term debt  . . . . . . .                  94,380            93,071             1,309              1.4

LOANS

      Loans, net of unearned income, increased 2.3%, or $72.7 million, from year-end 1995 to March 31, 1996. The majority of this increase was derived from the consummated acquisition. In addition to acquired loans, Magna also experienced growth in consumer loans which resulted from continuing expansion of its indirect auto loan program which provides financing for customers of auto dealerships.

      Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

TABLE 3 -- Loan Portfolio Composition
(In thousands)

                                               March 31                December 31               March 31
                                                 1996                     1995                     1995
                                           ----------------         ----------------        -----------------
                                           Amount   Percent         Amount   Percent        Amount    Percent
                                           ------   -------         ------   -------        ------    -------
Commercial borrowers:
- ---------------------
Commercial, financial
 and agricultural. . . . . . . . .       $  605,371   18.5%       $  593,664   18.5%      $  522,360   17.4%
Commercial real estate . . . . . .        1,026,401   31.3           996,464   31.1          922,086   30.6
Real estate
 construction. . . . . . . . . . .          167,654    5.1           156,978    4.9          148,469    4.9
                                         ----------   ----        ----------   ----       ----------   ----
   Total commercial. . . . . . . .        1,799,426   54.9         1,747,106   54.5        1,592,915   52.9
                                         ----------   ----        ----------   ----       ----------   ----
Consumer borrowers:
- -------------------
1-4 family residential
 real estate . . . . . . . . . . .          940,849   28.7           934,826   29.2          906,338   30.1
Other consumer loans,
 net of unearned income. . . . . .          535,239   16.4           520,834   16.3          514,104   17.0
                                         ----------   ----        ----------   ----       ----------   ----
   Total consumer. . . . . . . . .        1,476,088   45.1         1,455,660   45.5        1,420,442   47.1
                                         ----------   ----        ----------   ----       ----------   ----

   Total loans, net of
   unearned income . . . . . . . .       $3,275,514  100.0%       $3,202,766  100.0%      $3,013,357  100.0%
                                         ==========  =====        ==========  =====       ==========  =====

INVESTMENTS

      Total investments increased 20.8%, or $283.7 million, at March 31, 1996 compared with year-end 1995. Magna's investment portfolio serves three important functions. First, it is a vehicle for managing balance sheet rate sensitivity. Second, it is a means for investment of excess funds.
Third, the available-for-sale portion of the portfolio provides a resource from which immediate liquidity needs may be satisfied. The increase in investment securities from year-end 1995 resulted from the consummated acquisition coupled with the investment of excess funds which were not needed to fund loan demand.

      Table 4 presents the composition of investments and the change in each category for the periods presented.

TABLE 4 -- Investment Securities Portfolio Composition
(In thousands)

                                                                     Change
                                     March 31     December 31    ----------------
                                       1996          1995        Amount   Percent
                                    ----------    ----------     ------   -------
Held-to-maturity securities  . .    $  137,025    $  126,248    $ 10,777    8.5%
Available-for-sale securities. .     1,511,587     1,238,616     272,971   22.0
                                    ----------    ----------    --------
   Total investments . . . . . .    $1,648,612    $1,364,864    $283,748   20.8
                                    ==========    ==========    ========

DEPOSITS

      Total deposits increased $162.8 million to $4.1 billion at March 31, 1996 from year-end 1995. The acquisition consummated during the first quarter of 1996 contributed approximately $138 million to total deposits at March 31, 1996. Excluding the effects of the acquisition, interest bearing deposits increased from year-end 1995 primarily due to more aggressive sales efforts to secure such deposits. This increase was partially offset by a decrease in noninterest bearing deposits due to seasonal factors which increase demand deposits at the end of a calendar year.

      Table 5 sets forth the composition of deposits and the changes in each category for the periods presented.

TABLE 5 -- Deposit Liability Composition
(In thousands)

                                              March 31               December 31
                                                1996                    1995                    Change
                                          -----------------         ----------------        ---------------
                                          Amount    Percent         Amount   Percent        Amount  Percent
                                          ------    -------         ------   -------        ------  -------
Noninterest bearing . . . . . . . .     $  517,613   12.8%       $  570,262   14.7%        $(52,649) (9.2)%
Interest bearing
   demand deposits. . . . . . . . .        525,825   13.0           496,590   12.8           29,235   5.9
Savings and market
   rate deposits. . . . . . . . . .        858,567   21.2           794,423   20.4           64,144   8.1
Time deposits less than
   $100,000 . . . . . . . . . . . .      1,746,781   43.1         1,674,305   43.0           72,476   4.3
Time deposits $100,000
   or more. . . . . . . . . . . . .        402,290    9.9           352,686    9.1           49,604  14.1
                                        ----------  -----        ----------  -----         --------
     Total deposits . . . . . . . .     $4,051,076  100.0%       $3,888,266  100.0%        $162,810   4.2
                                        ==========  =====        ==========  =====         ========

FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS

      Federal funds purchased and repurchase agreements increased $86.5 million from year-end 1995. Federal funds purchased are short-term sources of funds utilized by Magna's banking subsidiary and are primarily obtained from its network of correspondent banks. As such, levels of federal funds purchased can fluctuate significantly. The increase in repurchase agreements was primarily in the form of cash management repurchase agreements. Such accounts involve the daily transfer of excess funds from a noninterest bearing deposit account into the interest bearing cash management repurchase agreement account. The cash management repurchase agreement accounts are viewed by management as a stable source of funds from commercial depositors.

OTHER SHORT-TERM BORROWINGS AND LONG-TERM DEBT

      Other short-term borrowings reflected an increase of $33.0 million at March 31, 1996 compared with year-end 1995. The increase consisted of two advances from the Federal Home Loan Bank totaling $23.5 million which were reclassified from long-term debt as a result of their February 1997 maturity and an additional $9.5 million borrowing in the form of a treasury tax and loan note option account, which was opened in January 1996. Amounts reclassified from long-term debt to other short-term borrowings were replaced, in the long-term debt category, with two additional advances totaling $25.0 million from the Federal Home Loan Bank. One issue in the amount of $10.0 million bears an interest rate of 5.91% and matures on March 7, 2001, while the remaining $15.0 million issue bears an interest rate of 6.20% and matures on March 7, 2003.

ASSET QUALITY

      The credit quality of Magna's loan portfolio remained relatively stable during the first quarter of 1996 as indicated in Table 6. Magna does not anticipate any significant losses on the disposition of other real estate owned at March 31, 1996.

      Table 6 sets forth a summary of Magna's loan portfolio mix and nonperforming assets.

 TABLE 6 -- Loan Portfolio Mix and Nonperforming Assets
(In thousands)

                                                      March 31, 1996                   December 31, 1995
                                                  -----------------------            -----------------------
                                                  Loans and       Non-               Loans and       Non-
                                                  Foreclosed   performing            Foreclosed   performing
                                                   Property      Assets               Property      Assets
                                                  ----------   ----------            ----------   ----------
Commercial borrowers:
- ---------------------
  Commercial, financial and
   agricultural. . . . . . . . . . . . .        $  605,371     $ 8,016              $  593,664     $ 7,197
  Commercial real estate . . . . . . . .         1,026,401       7,954                 996,464       8,294
  Real estate construction . . . . . . .           167,654       2,332                 156,978       1,979
                                                ----------     -------              ----------     -------
    Total commercial . . . . . . . . . .         1,799,426      18,302               1,747,106      17,470
Consumer borrowers:
- -------------------
  1-4 family residential
   real estate . . . . . . . . . . . . .           940,849      11,863                 934,826      10,914
  Other consumer loans, net
   of unearned income. . . . . . . . . .           535,239       2,379                 520,834       2,436
                                                ----------     -------              ----------     -------
     Total consumer. . . . . . . . . . .         1,476,088      14,242               1,455,660      13,350
                                                ----------     -------              ----------     -------
  Total loans, net of
    unearned income. . . . . . . . . . .         3,275,514      32,544               3,202,766      30,820
Foreclosed property. . . . . . . . . . .             4,285       4,285                   5,009       5,009
                                                ----------     -------              ----------     -------
   Total . . . . . . . . . . . . . . . .        $3,279,799     $36,829              $3,207,775     $35,829
                                                ==========     =======              ==========     =======

Nonaccrual loans . . . . . . . . . . . .                       $21,624                             $24,564
Loans past due 90 days or more . . . . .                        10,867                               6,198
Restructured loans . . . . . . . . . . .                            53                                  58
                                                               -------                             -------
  Total nonperforming loans. . . . . . .                        32,544                              30,820
Foreclosed property. . . . . . . . . . .                         4,285                               5,009
                                                               -------                             -------
  Total nonperforming assets . . . . . .                       $36,829                             $35,829
                                                               =======                             =======

Nonperforming loans to
  total loans. . . . . . . . . . . . . .                           .99%                                .96%
Nonperforming assets to total
  loans and foreclosed property. . . . .                          1.12                                1.12

      Table 7 presents information pertaining to the activity in and an analysis of Magna's reserve for loan losses for the periods presented.

TABLE 7 -- Reserve For Loan Losses
(In thousands)


                                               Three Months Ended
                                                    March 31
                                               ------------------
                                                1996       1995
                                               -------    -------
Balance at beginning of period  . . . . . .    $42,623    $43,991
Reserves of acquired institution. . . . . .        890       -
Loans charged off:
 Commercial borrowers:
   Commercial, financial and agricultural .     (1,373)      (903)
   Commercial real estate . . . . . . . . .       (531)    (1,330)
   Real estate construction . . . . . . . .        (62)      -
                                               -------    -------
    Total commercial  . . . . . . . . . . .     (1,966)    (2,233)
 Consumer borrowers:
   1-4 family residential real estate . . .       (279)      (211)
   Other consumer loans . . . . . . . . . .     (1,177)      (827)
                                               -------    -------
    Total consumer    . . . . . . . . . . .     (1,456)    (1,038)
                                               -------    -------

     Total charge-offs  . . . . . . . . . .     (3,422)    (3,271)
                                               -------    -------

Recoveries of loans previously charged off:
 Commercial borrowers:
   Commercial, financial and agricultural .        771        463
   Commercial real estate . . . . . . . . .         99        453
   Real estate construction . . . . . . . .         14         48
                                               -------    -------
    Total commercial  . . . . . . . . . . .        884        964
 Consumer borrowers:
   1-4 family residential real estate . . .        126        133
   Other consumer loans . . . . . . . . . .        321        264
                                               -------    -------
    Total consumer  . . . . . . . . . . . .        447        397
                                               -------    -------

     Total recoveries . . . . . . . . . . .      1,331      1,361
                                               -------    -------

Net loans charged off . . . . . . . . . . .     (2,091)    (1,910)
                                               -------    -------

Provision for loan losses charged
 to operations  . . . . . . . . . . . . . .      2,483      1,667
                                               -------    -------
Balance at end of period  . . . . . . . . .    $43,905    $43,748
                                               =======    =======

Net loan charge-offs (annualized) to
 average loans  . . . . . . . . . . . . . .        .26%       .26%
Reserve for loan losses to total loans  . .       1.34       1.45
Reserve for loan losses to
 nonperforming loans  . . . . . . . . . . .     134.91     118.88

      Management believes that the consolidated reserve for loan losses is adequate to provide for possible losses inherent in the loan portfolio. However, no assurance can be given that subsequent changes in economic conditions, risk elements and other factors will not require significant changes in the level of the loan loss reserve.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL

      Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines adopted in 1989 by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At March 31, 1996, Magna's Tier 1 and Total Capital ratios were 12.88% and 14.09%, respectively. In addition, the Federal Reserve Board has established a minimum leverage capital ratio of 3% which represents the minimum standard of Tier 1 Capital to tangible assets for bank holding companies. This minimum leverage capital ratio is considered satisfactory only with respect to top-rated banking organizations that do not contemplate expansion. Magna's leverage ratio at March 31, 1996 was 8.34%.

DIVIDENDS AND RESOURCE COMMITMENTS

      The primary source of funds to Magna on a parent company only basis consists of dividends and management fees paid by its banking subsidiary. In general, the ability of Magna's banking subsidiary to pay dividends and management fees is subject to limitations under various laws and regulations, and to prudent and sound banking principles. Dividends available to Magna from its banking subsidiary without prior regulatory approval amounted to approximately $174 million at March 31, 1996.

      Magna believes that its banking subsidiary's earnings will be sufficient to provide capital to fund asset growth and to permit the distribution of cash dividends to Magna sufficient to meet Magna's operating and debt service requirements for the foreseeable future.

PART II - OTHER INFORMATION
- ---------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

      (a)  The annual meeting of the stockholders of Magna was held on May
1, 1996.

      (b) The following individuals were elected as Class II directors of Magna to serve a three-year term or until their successors shall have been duly elected and qualified: G. Thomas Andes, Donald P. Gallop, Wendell J. Kelley and Robert E. McGlynn.

The following sets forth the name of each director of Magna whose term of office continued beyond the meeting:

            Class I Directors                   Class III Directors
            -----------------                   -------------------
            James A. Auffenberg, Jr.            Wayne T. Ewing
            C. E. Heiligenstein                 John G. Helmkamp, Jr.
            Carl G. Hogan, Sr.                  Franklin A. Jacobs
            Ralph F. Korte                      S. Lee Kling
            Frank R. Trulaske, III              George T. Wilkins, Jr.

      (c)(i) The election of four individuals as Class II directors of Magna was voted upon at the annual meeting. The number of votes cast for or withheld, and the number of broker non-votes, with respect to each of the nominees were as follows:

                               Votes Cast     Votes      Broker
         Nominee                   For       Withheld   Non-votes
         -------               ----------    --------   ---------
      G. Thomas Andes           24,042,155    617,560   3,382,503
      Donald P. Gallop          23,711,159    948,556   3,382,503
      Wendell J. Kelley         23,498,317  1,161,398   3,382,503
      Robert E. McGlynn         23,565,895  1,093,820   3,382,503

   (ii) The adoption of the Magna Group, Inc. 1996 Long Term Performance Plan was also voted upon at the annual meeting. The number of votes cast for, against or abstaining, and the number of broker non-votes, with respect to adoption of such plan were as follows:

                  Votes Cast     Votes       Votes       Broker
                     For        Against    Abstaining   Non-votes
                  ----------    -------    ----------   ---------
                  19,940,489   3,646,383   1,072,842    3,382,503

      (iii) The adoption of the Magna Group, Inc. 1996 Directors' Stock Option Plan was also voted upon at the annual meeting. The number of votes cast for, against or abstaining, and the number of broker non-votes, with respect to adoption of such plan were as follows:


                  Votes Cast     Votes       Votes       Broker
                     For        Against    Abstaining   Non-votes
                  ----------    -------    ----------   ---------
                  20,541,050     2,940,593   1,178,071  3,382,503





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

   (a)  Exhibits:  See Exhibit Index on page 19 hereof.

   (b)  Reports on Form 8-K:  On January 24, 1996, Magna filed a Current
Report on Form 8-K dated January 24, 1996, in which it disclosed its business relationships with a St. Louis based computer leasing company (and its affiliate) and the filing by such company of a Chapter 11 bankruptcy proceeding.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   MAGNA GROUP, INC.
                                        --------------------------------------
                                                      (Registrant)





DATE:  May 9, 1996                      By: /s/ G. Thomas Andes
- --------------------------------------     -----------------------------------
                                           G. Thomas Andes
                                           Chairman of the Board and
                                           Chief Executive Officer


DATE:  May 9, 1996                      By: /s/ Ronald A. Buerges
- --------------------------------------     -----------------------------------
                                           Ronald A. Buerges
                                           Executive Vice President
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                              EXHIBIT INDEX
                              -------------

EXHIBIT NO.                    DESCRIPTION
- -----------                    -----------

  10.1            Agreement dated April 8, 1996, between
                  Magna Group, Inc. and Ronald A. Buerges.

  11.1            Computation of Net Income Per Common
                  Share.

  27.1            Financial Data Schedule.