Form 10-Q
period 1996-06-30
MAGNA GROUP INC
filed 1996-08-09
CIK 36094

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   JUNE 30, 1996
                               -----------------------------------------------
                                     OR

       ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ----------------------to-----------------------

Commission file number                        0-8234
                      --------------------------------------------------------

                                MAGNA GROUP, INC.
- ------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

              Delaware                              37-0996453
- -------------------------------------    -------------------------------------
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
      of incorporation or
         organization)

                                 One Magna Place
                        1401 South Brentwood Boulevard
                        St. Louis, Missouri 63144-1401
- ------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 (314) 963-2500
- ------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   x     No
       ------     ------

       Title of class of                     Number of shares
         common stock                outstanding as of August 7, 1996
- -----------------------------      -----------------------------------
Common stock, $2.00 par value                     28,146,146

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

PART I - FINANCIAL INFORMATION
- ------------------------------

ITEM 1. FINANCIAL STATEMENTS
- ----------------------------

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                              JUNE 30                DECEMBER 31
                                                                1996                    1995
                                                            ----------               -----------
ASSETS
  Cash and due from banks                                   $  139,016               $  175,167
  Federal funds sold                                            17,544                   47,046
  Securities:
    Held-to-maturity                                           142,410                  126,248
    Available-for-sale                                       1,522,388                1,238,616
  Loans                                                      3,350,786                3,205,374
    Unearned income                                             (1,503)                  (2,608)
    Reserve for loan losses                                    (44,464)                 (42,623)
                                                            ----------               ----------
                                  Net Loans                  3,304,819                3,160,143
  Premises and equipment                                        82,857                   81,691
  Other assets                                                 141,140                  118,588
                                                            ----------               ----------
                               TOTAL ASSETS                 $5,350,174               $4,947,499
                                                            ==========               ==========

LIABILITIES
  Deposits:
    Noninterest bearing                                     $  521,083               $  570,262
    Interest bearing                                         3,507,078                3,318,004
                                                            ----------               ----------
                             Total Deposits                  4,028,161                3,888,266

  Federal funds purchased                                      107,950                   41,790
  Repurchase agreements                                        519,894                  368,861
  Other short-term borrowings                                   84,924                   50,000
  Long-term debt                                                94,327                   93,071
  Other liabilities                                             63,399                   59,467
                                                            ----------               ----------
                          TOTAL LIABILITIES                  4,898,655                4,501,455
Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
  Preferred stock:
    Class B, voting, $20 par value -
    2,039 shares issued and outstanding                             41                       41
  Common stock, $2 par value - 28,741,576
    and 27,997,889 shares issued,
    respectively                                                57,483                   55,996
  Capital surplus                                              225,892                  211,588
  Retained earnings                                            195,158                  177,438
  Treasury stock 550,000 shares, at cost                       (12,952)                    -
  Net unrealized gains (losses)
    on securities                                              (14,103)                     981
                                                            ----------               ----------
                 TOTAL STOCKHOLDERS' EQUITY                    451,519                  446,044
                                                            ----------               ----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $5,350,174               $4,947,499
                                                            ==========               ==========

See accompanying notes.

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 30               JUNE 30
                                       ------------------    ------------------
                                       1996          1995    1996          1995
                                       ------------------    ------------------
Interest Income:
  Interest and fees on loans           $71,125    $65,705    $140,392  $128,805
  Securities:
    Taxable                             23,932     16,748      45,005    33,888
    Tax-exempt                           1,739      1,770       3,460     3,580
                                       -------    -------    --------  --------
                                        25,671     18,518      48,465    37,468
  Other interest income                    148        803         855     1,016
                                       -------    -------    --------  --------
             TOTAL INTEREST INCOME      96,944     85,026     189,712   167,289
Interest Expense:
  Deposits                              38,533     34,384      76,386    64,442
  Federal funds purchased                1,287        198       1,976     1,220
  Repurchase agreements                  5,015      3,599       9,579     7,403
  Other short-term borrowings            1,030        175       1,870       348
  Long-term debt                         1,797      1,380       3,494     2,900
                                       -------    -------    --------  --------
            TOTAL INTEREST EXPENSE      47,662     39,736      93,305    76,313
                                       -------    -------    --------  --------
               NET INTEREST INCOME      49,282     45,290      96,407    90,976
Provision for Loan Losses                2,799      2,262       5,282     3,929
                                       -------    -------    --------  --------
         NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES      46,483     43,028      91,125    87,047
Noninterest Income:
  Service charges on deposits            5,993      5,653      11,539    11,114
  Trust                                  2,382      2,244       4,746     4,563
  Securities gains, net                     17        297         690       363
  Other                                  4,180      3,929       7,819     7,164
                                       -------    -------    --------  --------
                                        12,572     12,123      24,794    23,204
Noninterest Expense:
  Employee compensation and
   other benefits                       17,269     18,078      34,889    36,661
  Net occupancy                          4,512      4,933       8,985     8,905
  Equipment                              2,223      2,160       4,473     4,362
  FDIC insurance premiums                   51      2,059          83     4,117
  Other                                 10,725     10,916      21,224    21,390
                                       -------    -------    --------  --------
                                        34,780     38,146      69,654    75,435
                                       -------    -------    --------  --------
        INCOME BEFORE INCOME TAXES      24,275     17,005      46,265    34,816
Income Tax Expense                       8,416      4,606      16,063    10,782
                                       -------    -------    --------  --------

                        NET INCOME     $15,859    $12,399    $ 30,202  $ 24,034
                                       =======    =======    ========  ========

Average Shares Outstanding:
  Primary                               28,626     27,821      28,499    27,757
  Fully Diluted                         30,132     28,750      30,017    28,722
Per Share Data:
  Net income:
    Primary                               $.55       $.45       $1.06     $ .87
                                          ====       ====       =====     =====
    Fully Diluted                         $.54       $.44       $1.04     $ .85
                                          ====       ====       =====     =====

  Dividends declared                      $.22       $.20        $.44      $.40
                                          ====       ====        ====      ====

See accompanying notes.

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30
                                                               --------------------------------
                                                               1996                        1995
                                                               ----                        ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                      $ 43,347                $ 32,425

INVESTING ACTIVITIES
  Proceeds from maturities of held-to-maturity
    securities                                                    2,069                  10,274
  Proceeds from sales of held-to-maturity securities               -                        738
  Purchases of held-to-maturity securities                       (8,073)                (10,485)
  Proceeds from maturities of available-
    for-sale securities                                         205,709                  74,890
  Proceeds from sales of available-for-
    sale securities                                              38,991                  70,352
  Purchases of available-for-sale securities                   (473,914)                (86,179)
  Net increase in loans                                        (105,074)               (133,281)
  Proceeds from sales of foreclosed property                      3,614                   2,796
  Purchases of premises and equipment                            (4,153)                (13,025)
  Proceeds from sales of premises and equipment                     756                     103
  Purchase of financial organization,
    net of cash received                                         (2,412)                    -
                                                               --------                --------
NET CASH USED IN INVESTING ACTIVITIES                          (342,487)                (83,817)

FINANCING ACTIVITIES
  Net increase in deposits                                        4,065                 180,178
  Cash dividends                                                (12,481)                (11,062)
  Increase (decrease) in federal funds purchased                 66,160                (112,630)
  Increase (decrease) in repurchase agreements                  150,217                 (29,568)
  Net increase in other short-term borrowings                    10,501                    -
  Proceeds from long-term debt                                   25,000                    -
  Payments of long-term debt                                         (4)                   -
  Purchase of treasury stock                                    (12,952)                   -
  Other                                                           2,981                   2,701
                                                               --------                --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       233,487                  29,619
                                                               --------                --------

              DECREASE IN CASH AND CASH EQUIVALENTS             (65,653)                (21,773)
  Cash and cash equivalents at beginning of period              222,213                 281,930
                                                               --------                --------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD            $156,560                $260,157
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

NOTE C--CHANGE IN ACCOUNTING METHODS

    On January 1, 1996, Magna adopted Financial Accounting Standards No. 122 (FAS No. 122), "Accounting for Mortgage Servicing Rights." FAS No. 122 requires capitalization of purchased mortgage servicing rights, as well as internally originated mortgage servicing rights. These mortgage servicing rights are amortized over the estimated servicing period of the related loans. The adoption of the standard had no material impact on Magna's financial condition or results of operations.

NOTE D--RECLASSIFICATIONS

    Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation. Such reclassifications had no effect on net income.

NOTE E--CAPITAL

    In January, 1995, Magna announced a common stock repurchase program authorizing the repurchase of up to 5% of its outstanding shares of common stock or 1.4 million shares. During the second quarter of 1996, Magna repurchased 550,000 shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ----------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
- -----------------------------------

OVERVIEW
      Net income for the second quarter of 1996 was $15.9 million, or 55 cents per common share, compared with $12.4 million, or 45 cents per share, for the second quarter of 1995. For the first six months of 1996, net income was $30.2 million, or $1.06 per common share, compared with $24.0 million, or 87 cents per share, in 1995.

      Operating results of the acquisition consummated on February 29, 1996, are included since the acquisition date and are not material to Magna's financial condition and results of operations for the periods presented.

      Table 1 summarizes Magna's statement of income and the change in each category for the periods presented.

TABLE 1 - - Comparative Statements of Income
(In thousands)

                                                    Three Months Ended
                                                          June 30                     Change
                                                  -----------------------     ---------------------
                                                    1996          1995         Amount       Percent
                                                  -------        -------      --------      -------
Total interest income
 (fully tax-equivalent)                           $98,218        $86,277       $11,941        13.8%
Total interest expense                             47,662         39,736         7,926        19.9
                                                  -------        -------       -------
   Net interest income                             50,556         46,541         4,015         8.6
Provision for loan losses                           2,799          2,262           537        23.7
Noninterest income:
   Service charges on deposits                      5,993          5,653           340         6.0
   Trust                                            2,382          2,244           138         6.1
   Other                                            4,180          3,929           251         6.4
                                                  -------        -------       -------
                                                   12,555         11,826           729         6.2
    Securities gains, net                              17            297          (280)      (94.3)
                                                  -------        -------       -------
       Total                                       12,572         12,123           449         3.7
                                                  -------        -------       -------
Noninterest expense:
   Employee compensation and
       other benefits                              17,269         18,078          (809)       (4.5)
   Net occupancy                                    4,512          4,933          (421)       (8.5)
   Equipment                                        2,223          2,160            63         2.9
   FDIC insurance premiums                             51          2,059        (2,008)      (97.5)
   Other                                           10,725         10,916          (191)       (1.7)
                                                  -------        -------       -------
       Total                                       34,780         38,146        (3,366)       (8.8)
                                                  -------        -------       -------

Income before income taxes                         25,549         18,256         7,293        39.9
Less: tax-equivalent adjustment                     1,274          1,251            23         1.8
Income tax expense                                  8,416          4,606         3,810        82.7
                                                  -------        -------       -------
Net income                                        $15,859        $12,399       $ 3,460        27.9
                                                  =======        =======       =======


                                                     Six Months Ended
                                                          June 30                     Change
                                                 ------------------------      --------------------
                                                   1996           1995          Amount      Percent
                                                 --------       ---------      --------     -------
Total interest income
 (fully tax-equivalent)                          $192,210       $169,769       $22,441        13.2%
Total interest expense                             93,305         76,313        16,992        22.3
                                                 --------       --------       -------
   Net interest income                             98,905         93,456         5,449         5.8
Provision for loan losses                           5,282          3,929         1,353        34.4
Noninterest income:
   Service charges on deposits                     11,539         11,114           425         3.8
   Trust                                            4,746          4,563           183         4.0
   Other                                            7,819          7,164           655         9.1
                                                 --------       --------       -------
                                                   24,104         22,841         1,263         5.5
    Securities gains, net                             690            363           327        90.1
                                                 --------       --------       -------
       Total                                       24,794         23,204         1,590         6.9
                                                 --------       --------       -------
Noninterest expense:
   Employee compensation and
       other benefits                              34,889         36,661        (1,772)       (4.8)
   Net occupancy                                    8,985          8,905            80          .9
   Equipment                                        4,473          4,362           111         2.5
   FDIC insurance premiums                             83          4,117        (4,034)      (98.0)
   Other                                           21,224         21,390          (166)        (.8)
                                                 --------       --------       -------
       Total                                       69,654         75,435        (5,781)       (7.7)
                                                 --------       --------       -------

Income before income taxes                         48,763         37,296        11,467        30.7
Less: tax-equivalent adjustment                     2,498          2,480            18          .7
Income tax expense                                 16,063         10,782         5,281        49.0
                                                 --------       --------       -------
Net income                                       $ 30,202       $ 24,034       $ 6,168        25.7
                                                 ========       ========       =======

    The following paragraphs discuss more fully significant changes and trends as they relate to Magna's results of operations during the three month and six month periods ended June 30, 1996 and its financial condition, asset quality, capital resources and liquidity as of June 30, 1996. This discussion should be read in conjunction with Magna's condensed consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

RESULTS OF OPERATIONS

NET INTEREST INCOME

   Tax-equivalent net interest income increased 8.6% for the second quarter of 1996 compared with 1995 and increased 5.8% for the first six months of 1996 compared with the same period in 1995. The increases primarily resulted from an increase in the volume of earning assets offset by a reduced net interest margin. Tax-equivalent net interest income also was positively impacted in 1996 by the effect of the acquisition consummated during the first quarter.

   The net interest margin was 4.09% for the second quarter of 1996, which was stable when compared to the first quarter of 1996, but below 4.36% for the second quarter of 1995. The net interest margin for the first six months of 1996 was 4.09% compared with 4.45% for the six months of 1995. The decline during the 1996 periods compared to the 1995 periods occurred as the yield on earning assets declined while the cost of funds increased. The decline in the yield on earning assets was principally associated with an overall decline in rates earned on Magna's investment portfolio. The increased cost of funds primarily resulted from Magna's decision, during the middle part of 1995, to price certain deposit categories, primarily time deposits, more competitively. In addition, during the first six months of 1996, when compared to the first six months of 1995, Magna experienced a shift in the deposit mix as customers favored the higher yielding time deposits.

PROVISION FOR LOAN LOSSES

   Factors which influence management's determination of the provision for loan losses include, among other things, evaluation of the anticipated impact on the loan portfolio of current economic conditions, changes in the character and size of the portfolio and past loan loss experience. The increase in the provision for loan losses in 1996 was primarily due to increased internal loan growth. Activity in the reserve for loan losses and nonperforming loan data are presented and discussed under "ASSET QUALITY."

NONINTEREST INCOME

   Total noninterest income was $12.6 million for the second quarter of 1996 compared with $12.1 million for the second quarter of 1995. Noninterest income for the first six months of 1996 was $24.8 million compared with $23.2 million for the same period of 1995. Increased levels of trust income and brokerage and insurance-related income were recorded during the 1996 periods compared with 1995. In addition, increased levels of fee income from non-sufficient fund items and fees associated with Magna's corporate cash management product contributed to the increases in service charges on deposit accounts for the periods compared.

   For the second quarter of 1996, noninterest income as a percentage of average assets, on an annualized basis, was .96% compared with 1.05% for the second quarter of 1995.

NONINTEREST EXPENSE

   Total noninterest expense was $34.8 million for the second quarter of 1996 compared with $38.1 million for the second quarter of 1995. For the first six months of 1996, total noninterest expense was $69.7 million compared with $75.4 million for the same period of 1995.

   The decrease in employee compensation and other benefits for the 1996 periods compared with 1995 was attributable to staff reductions that occurred in January 1996. These reductions occurred as Magna continues to achieve efficiencies in back-office operations and as a result of the merger of Magna's banking subsidiaries in the fourth quarter of 1995. The reduction in employee compensation and other benefits resulting from these staff reductions was partially offset by normal merit increases, severance costs and compensation and benefits attributable to the consummated acquisition.
The decrease in net occupancy expense during the second quarter of 1996 compared to the second quarter of 1995 was primarily attributable to a reduction in moving and relocation expenses. During the second quarter of 1995, a new operations center was placed in service. At that time, moving and relocation costs were incurred as a significant number of back-office functions, previously housed in separate offices, were relocated to this center. Federal Deposit Insurance Corporation premiums include assessments levied in connection with the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund. Reductions in the BIF deposit assessment rate resulted in a $2.0 million decrease in expense for the second quarter of 1996 compared to the second quarter of 1995 and a $4.0 million decrease for the six month periods compared.

   For the second quarter of 1996, noninterest expense as a percentage of average assets, on an annualized basis, was 2.65% compared with 3.31% for the second quarter of 1995.

   Magna recorded income tax expense of $8.4 million for the second quarter of 1996 compared with $4.6 million for the second quarter of 1995. For the first six months of 1996, income tax expense was $16.1 million compared with $10.8 million for the same period of 1995. During the second quarter of 1995, Magna recorded a $.9 million non-recurring benefit. This benefit resulted from the elimination of valuation allowances on certain federal and state net operating loss carryforwards which management believed to be, more likely than not, realizable.

   The effective income tax rate was 34.7% and 27.1% for the second quarter of 1996 and 1995, respectively. The effective income tax rate was 34.7% and 31.0% for the first six months of 1996 and 1995, respectively. Excluding the effects of the non-recurring tax benefit, the increase in the effective tax rate for the periods compared primarily resulted from generally higher levels of earnings coupled with reduced levels of tax-exempt interest as a percentage of total interest income.

FINANCIAL CONDITION

GENERAL

   Certain components of Magna's consolidated balance sheet at June 30, 1996 compared with December 31, 1995 are presented in summary form in Table 2 below.

TABLE 2 -- Selected Comparative Balance Sheet Items
(In thousands)

                                                                  Change
                                  June 30     December 31   -------------------
                                   1996          1995        Amount     Percent
                                ----------    ----------    --------    -------
Total assets  . . . . . . . . . $5,350,174    $4,947,499    $402,675      8.1%
Loans, net of unearned income .  3,349,283     3,202,766     146,517      4.6
Investments . . . . . . . . . .  1,664,798     1,364,864     299,934     22.0
Deposits  . . . . . . . . . . .  4,028,161     3,888,266     139,895      3.6
Federal funds purchased . . . .    107,950        41,790      66,160    158.3
Repurchase agreements:
  Cash management . . . . . . .    416,390       294,328     122,062     41.5
  Other . . . . . . . . . . . .    103,504        74,533      28,971     38.9
Other short-term borrowings . .     84,924        50,000      34,924     69.8
Long-term debt  . . . . . . . .     94,327        93,071       1,256      1.3

LOANS

    Loans, net of unearned income, increased 4.6%, or $146.5 million, from year-end 1995 to June 30, 1996. A portion of this increase was derived from the consummated acquisition. In addition to acquired loans, Magna also has experienced steady growth in its commercial, financial and agricultural, commercial real estate and real estate construction categories.

    Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

TABLE 3 -- Loan Portfolio Composition
(In thousands)

                                         June 30                 December 31               June 30
                                          1996                      1995                    1995
                                     ---------------           ---------------         ---------------
Commercial borrowers:                Amount  Percent           Amount  Percent         Amount  Percent
- ---------------------                ------  -------           ------  -------         ------  -------
Commercial, financial
 and agricultural                  $  618,747  18.5%         $  593,664  18.5%       $  558,721  18.1%
Commercial real estate              1,091,394  32.6             996,464  31.1           947,396  30.6
Real estate
 construction                         181,686   5.4             156,978   4.9           148,969   4.8
                                   ---------- -----          ---------- -----        ---------- -----
    Total commercial                1,891,827  56.5           1,747,106  54.5         1,655,086  53.5
                                   ---------- -----          ---------- -----        ---------- -----

Consumer borrowers:
- -------------------
1-4 family residential
 real estate                          928,669  27.7             934,826  29.2           917,258  29.7
Other consumer loans,
 net of unearned income               528,787  15.8             520,834  16.3           520,060  16.8
                                   ---------- -----          ---------- -----        ---------- -----
    Total consumer                  1,457,456  43.5           1,455,660  45.5         1,437,318  46.5
                                   ---------- -----          ---------- -----        ---------- -----

    Total loans, net of
    unearned income                $3,349,283 100.0%         $3,202,766 100.0%       $3,092,404 100.0%
                                   ========== =====          ========== =====        ========== =====

INVESTMENTS

    Total investments increased 22.0%, or $299.9 million, at June 30, 1996 compared with year-end 1995. Magna's investment portfolio serves three important functions. First, it is a vehicle for managing balance sheet rate sensitivity. Second, it is a means for investment of excess funds. Third, the available-for-sale portion of the portfolio provides a resource from which immediate liquidity needs may be satisfied. The increase in investment securities from year-end 1995 resulted primarily from the consummated acquisition and growth associated with increased cash management account balances.

    Table 4 presents the composition of investments and the change in each category for the periods presented.

TABLE 4 -- Investment Securities Portfolio Composition
(In thousands)

                                                                      Change
                                      June 30    December 31    -----------------
                                        1996        1995         Amount   Percent
                                    ----------   -----------    --------  -------
   Held-to-maturity securities  . . $  142,410    $  126,248    $ 16,162   12.8%
   Available-for-sale securities. .  1,522,388     1,238,616     283,772   22.9
                                    ----------    ----------    --------
      Total investments . . . . . . $1,664,798    $1,364,864    $299,934   22.0
                                    ==========    ==========    ========

DEPOSITS

    Total deposits increased $139.9 million to $4.0 billion at June 30, 1996 from year-end 1995. The majority of this increase was derived from the acquisition consummated during the first quarter of 1996. Excluding the effects of the acquisition, interest bearing deposits, particularly time deposits, increased from year-end 1995. This increase was partially offset by a decrease in noninterest bearing deposits. The decrease in noninterest bearing deposits was due to seasonal factors which generally increase deposits at the end of a calendar year coupled with a shift towards higher yielding time deposits. More aggressive sales efforts also contributed to the increase in interest bearing deposits, primarily time deposits.

    Table 5 sets forth the composition of deposits and the changes in each category for the periods presented.

TABLE 5 -- Deposit Liability Composition
(In thousands)

                                     June 30            December 31
                                      1996                 1995               Change
                              -------------------    ----------------    ----------------
                              Amount      Percent    Amount   Percent    Amount   Percent
                              ------      -------    ------   -------    ------   -------
Noninterest bearing           $  521,083   12.9%   $  570,262   14.7%   $(49,179)  (8.6)%
NOW and other
    transaction accounts         523,080   13.0       496,590   12.8      26,490    5.3
Savings and market
    rate deposits                832,852   20.7       794,423   20.4      38,429    4.8
Time deposits less than
    $100,000                   1,745,442   43.3     1,674,305   43.0      71,137    4.2
Time deposits $100,000
    or more                      405,704   10.1       352,686    9.1      53,018   15.0
                              ----------  -----    ----------  -----    --------
      Total deposits          $4,028,161  100.0%   $3,888,266  100.0%   $139,895    3.6
                              ==========  =====    ==========  =====    ========

FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS

    Federal funds purchased and repurchase agreements increased $217.2 million from year-end 1995. Federal funds purchased are short-term sources of funds utilized by Magna's banking subsidiary and are primarily obtained from its network of correspondent banks. As such, levels of federal funds purchased can fluctuate significantly. The increase in repurchase agreements was primarily in the form of cash management repurchase agreements. Such accounts involve the daily transfer of excess funds from a noninterest bearing deposit account into the interest bearing cash management repurchase agreement account. The cash management repurchase agreement accounts are viewed by management as a stable source of funds from commercial depositors.

OTHER SHORT-TERM BORROWINGS AND LONG-TERM DEBT

    Other short-term borrowings reflected an increase of $34.9 million at June 30, 1996 compared with year-end 1995. The increase consisted of two advances from the Federal Home Loan Bank totaling $23.5 million which were reclassified from long-term debt as a result of their February 1997 maturity and an additional $11.4 million borrowing in the form of a treasury tax and loan note option account, which was opened in January 1996. Amounts reclassified from long-term debt to other short-term borrowings were replaced, in the long-term debt category, with two additional advances totaling $25.0 million from the Federal Home Loan Bank. One issue in the amount of $10.0 million bears an interest rate of 5.91% and matures on March 7, 2001, while the remaining $15.0 million issue bears an interest rate of 6.20% and matures on March 7, 2003.

ASSET QUALITY

    Magna's asset quality management program includes the establishment of investment and credit policies, the continued evaluation of the quality and trends of material assets and the prompt implementation of appropriate actions in view of the results of such evaluation. The objective of Magna's asset quality management program, particularly with regard to loans, is to reduce the risk of non-collection, which is a significant risk faced by a financial institution.

   Management continues to monitor the asset quality of the loan portfolio, promptly following up on problem credits and implementing workout strategies to manage the level of nonperforming assets. These workout strategies, which include intensified collection efforts on potential 90-day past due credits, negotiated settlements and third-party refinancings, resulted in a decline in nonperforming loans of 7.9%, or $2.4 million, from year-end 1995 to June 30, 1996. Charge-offs associated with certain nonaccrual loans also impacted the nonperforming loan reduction. At June 30, 1996, nonperforming assets totaled $31.7 million, or .59% of total assets, compared with nonperforming assets at year-end 1995 of $35.8 million, or .72% of total assets. The $1.7 million reduction in foreclosed property from year-end 1995 to June 30, 1996 was a major contributing factor to the improvement in the nonperforming assets to total asset ratio. Magna does not anticipate any significant losses on the disposition of other real estate owned at June 30, 1996.

    Net charge-offs for the first six months of 1996 totaled $4.3 million and reflects a 6.9%, or $.3 million, decline from the comparable period of 1995. Management believes that the consolidated reserve for loan losses is adequate to provide for possible losses inherent in the loan portfolio. However, no assurance can be given that subsequent changes in economic conditions, risk elements and other factors will not require significant changes in the level of the loan loss reserve.

    Table 6 sets forth a summary of Magna's loan portfolio mix and nonperforming assets.

TABLE 6 - Loan Portfolio Mix and Nonperforming Assets
(In thousands)

                                                   June 30, 1996                           December 31, 1995
                                           ----------------------------               ---------------------------
                                           Loans and            Non-                  Loans and           Non-
                                           Foreclosed        performing               Foreclosed       performing
                                            Property           Assets                  Property          Assets
                                           ----------        ----------               ----------       ----------
Commercial borrowers:
- ---------------------
    Commercial, financial and
     agricultural                          $  618,747         $ 6,757                 $  593,664        $ 7,197
    Commercial real estate                  1,091,394           7,885                    996,464          8,294
    Real estate construction                  181,686           1,450                    156,978          1,979
                                           ----------         -------                 ----------        -------
      Total commercial                      1,891,827          16,092                  1,747,106         17,470
Consumer borrowers:
- -------------------
    1-4 family residential
     real estate                              928,669          10,236                    934,826         10,914
    Other consumer loans, net
     of unearned income                       528,787           2,044                    520,834          2,436
                                           ----------         -------                 ----------        -------
      Total consumer                        1,457,456          12,280                  1,455,660         13,350
                                           ----------         -------                 ----------        -------
    Total loans, net of
     unearned income                        3,349,283          28,372                  3,202,766         30,820
  Foreclosed property                           3,280           3,280                      5,009          5,009
                                           ----------         -------                 ----------        -------
    Total                                  $3,352,563         $31,652                 $3,207,775        $35,829
                                           ==========         =======                 ==========        =======

  Nonaccrual loans                                            $21,195                                   $24,564
  Loans past due 90 days or more                                7,129                                     6,198
  Restructured loans                                               48                                        58
                                                              -------                                   -------
    Total nonperforming loans                                  28,372                                    30,820
  Foreclosed property                                           3,280                                     5,009
                                                              -------                                   -------
    Total nonperforming assets                                $31,652                                   $35,829
                                                              =======                                   =======

  Nonperforming loans to
     total loans                                                  .85%                                      .96%
  Nonperforming assets to total
     loans and foreclosed property                                .94                                      1.12

     Table 7 presents information pertaining to the activity in and an analysis of Magna's reserve for loan losses for the periods presented.

TABLE 7 - Reserve For Loan Losses
(In thousands)

                                            Three Months Ended        Six Months Ended
                                                  June 30                 June 30
                                            ------------------        ----------------
                                              1996       1995           1996     1995
                                            -------    -------        -------  -------
Balance at beginning of period  . . . . . . $43,905    $43,748        $42,623  $43,991
Reserves of acquired institutions . . . . .    -          -               890     -
Loans charged off:
 Commercial borrowers:
   Commercial, financial and agricultural .  (1,180)    (1,190)        (2,553)  (2,093)
   Commercial real estate . . . . . . . . .    (308)      (759)          (839)  (2,089)
   Real estate construction . . . . . . . .    (210)       (47)          (272)     (47)
                                            -------    -------        -------  -------
     Total commercial . . . . . . . . . . .  (1,698)    (1,996)        (3,664)  (4,229)
 Consumer borrowers:
   1-4 family residential real estate . . .    (413)      (690)          (692)    (901)
   Other consumer loans . . . . . . . . . .  (1,343)    (1,198)        (2,520)  (2,025)
                                            -------    -------        -------  -------
     Total consumer . . . . . . . . . . . .  (1,756)    (1,888)        (3,212)  (2,926)
                                            -------    -------        -------  -------

       Total charge-offs  . . . . . . . . .  (3,454)    (3,884)        (6,876)  (7,155)
                                            -------    -------        -------  -------

Recoveries of loans previously charged off:
 Commercial borrowers:
   Commercial, financial and agricultural .     634        600          1,405    1,063
   Commercial real estate . . . . . . . . .     189        245            288      698
   Real estate construction . . . . . . . .       3          2             17       50
                                            -------    -------        -------  -------
     Total commercial . . . . . . . . . . .     826        847          1,710    1,811
 Consumer borrowers:
   1-4 family residential real estate . . .     106         22            232      155
   Other consumer loans . . . . . . . . . .     282        275            603      539
                                            -------    -------        -------  -------
     Total consumer . . . . . . . . . . . .     388        297            835      694
                                            -------    -------        -------  -------

       Total recoveries . . . . . . . . . .   1,214      1,144          2,545    2,505
                                            -------    -------        -------  -------

Net loans charged off . . . . . . . . . . .  (2,240)    (2,740)        (4,331)  (4,650)
                                            -------    -------        -------  -------

Provision for loan losses charged
 to operations  . . . . . . . . . . . . . .   2,799      2,262          5,282    3,929
                                            -------    -------        -------  -------
Balance at end of period  . . . . . . . . . $44,464    $43,270        $44,464  $43,270
                                            =======    =======        =======  =======

Net loan charge-offs (annualized) to
 average loans  . . . . . . . . . . . . . .     .27%       .36%           .27%     .31%
Reserve for loan losses to total loans  . .    1.33       1.40           1.33     1.40
Reserve for loan losses to
 nonperforming loans  . . . . . . . . . . .  156.72     111.95         156.72   111.95

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL

    Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines adopted in 1989 by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At June 30, 1996, Magna's Tier 1 and Total Capital ratios were 12.60% and 13.81%, respectively. In addition, the Federal Reserve Board has established a minimum leverage capital ratio of 3% which represents the minimum standard of Tier 1 Capital to tangible assets for bank holding companies. This minimum leverage capital ratio is considered satisfactory only with respect to top-rated banking organizations that do not contemplate expansion. Magna's leverage ratio at June 30, 1996 was 8.16%.

    In January, 1995, Magna announced a common stock repurchase program authorizing the repurchase of up to 5% of its outstanding shares of common stock or 1.4 million shares. During the second quarter of 1996, Magna repurchased 550,000 shares.

DIVIDENDS AND RESOURCE COMMITMENTS

    The primary source of funds to Magna on a parent company only basis consists of dividends and management fees paid by its banking subsidiary. In general, the ability of Magna's banking subsidiary to pay dividends and management fees is subject to limitations under various laws and regulations, and to prudent and sound banking principles. Dividends available to Magna from its banking subsidiary without prior regulatory approval amounted to approximately $171 million at June 30, 1996.

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

PART II - OTHER INFORMATION
- ---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

   (a)  Exhibits:  See Exhibit Index on page 19 hereof.

   (b) Reports on Form 8-K: No reports on Form 8-K were filed by Magna during the second quarter of 1996.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   MAGNA GROUP, INC.
                                        --------------------------------------
                                                     (Registrant)





DATE:  August 9, 1996                By: /s/ G. Thomas Andes
- --------------------------------        --------------------------------------
                                         G. Thomas Andes
                                         Chairman of the Board and
                                         Chief Executive Officer






DATE:  August 9, 1996                By: /s/ Ronald A. Buerges
- --------------------------------        --------------------------------------
                                         Ronald A. Buerges
                                         Executive Vice President
                                         and Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

                                EXHIBIT INDEX
                                -------------

EXHIBIT NO.                DESCRIPTION
- -----------                -----------


 10.1 Amended and restated employment agreement between Magna Group, Inc. and G. Thomas Andes effective January 1, 1995, and amended and restated June 6, 1996.

 11.1          Computation of Net Income Per Common
               Share, filed herewith.

 27.1          Financial Data Schedule, filed herewith.