Form 10-Q
period 1996-09-30
MAGNA GROUP INC
filed 1996-11-14
CIK 36094

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q


        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended          September 30, 1996
                                       ------------------------------------
                                           OR

        ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                  to
                                      ------------------  ----------------------

Commission file number                        0-8234
                      ----------------------------------------------------------

                               MAGNA GROUP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                    37-0996453
--------------------------------          --------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
      of incorporation or
         organization)

                                One Magna Place
                        1401 South Brentwood Boulevard
                        St. Louis, Missouri 63144-1401
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (314) 963-2500
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   x     No
       ------     ------

       Title of class of                             Number of shares
         common stock                       outstanding as of November 8, 1996
-----------------------------             --------------------------------------
Common stock, $2.00 par value                           28,110,713

                          TABLE OF CONTENTS
                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
          Condensed Consolidated Balance Sheets                             3
          Condensed Consolidated Statements of Income                       4
          Condensed Consolidated Statements of Cash Flows                   5
          Notes to Condensed Consolidated Financial Statements              6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 8

PART II - OTHER INFORMATION

     ITEM 5 - OTHER INFORMATION                                            20

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                             26

SIGNATURE PAGE                                                             27

EXHIBIT INDEX                                                              28

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS
------------------------------

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
                                                                    SEPTEMBER 30                  DECEMBER 31
                                                                        1996                         1995
                                                                    ------------                  -----------
ASSETS
  Cash and due from banks                                           $  157,076                    $  175,167
  Federal funds sold                                                    83,543                        47,046
  Securities:
    Held-to-maturity                                                   141,848                       126,248
    Available-for-sale                                               1,454,618                     1,238,616
  Loans                                                              3,368,705                     3,205,374
    Unearned income                                                     (1,044)                       (2,608)
    Reserve for loan losses                                            (45,093)                      (42,623)
                                                                    ----------                    ----------
                                 Net Loans                           3,322,568                     3,160,143
  Premises and equipment                                                81,718                        81,691
  Other assets                                                         143,110                       118,588
                                                                    ----------                    ----------
                              TOTAL ASSETS                          $5,384,481                    $4,947,499
                                                                    ==========                    ==========

LIABILITIES
  Deposits:
    Noninterest bearing                                             $  532,436                    $  570,262
    Interest bearing                                                 3,632,424                     3,318,004
                                                                    ----------                    ----------
                            Total Deposits                           4,164,860                     3,888,266

  Federal funds purchased                                               20,195                        41,790
  Repurchase agreements                                                501,287                       368,861
  Other short-term borrowings                                           98,628                        50,000
  Long-term debt                                                        79,117                        93,071
  Other liabilities                                                     60,492                        59,467
                                                                    ----------                    ----------
                         TOTAL LIABILITIES                           4,924,579                     4,501,455
Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
  Preferred stock:
    Class B, voting, $20 par value -
    1,996 and 2,039 shares issued, respectively                             40                            41
  Common stock, $2 par value - 28,797,642
    and 27,997,889 shares issued,
    respectively                                                        57,595                        55,996
  Capital surplus                                                      226,943                       211,588
  Retained earnings                                                    205,019                       177,438
  Treasury stock 745,000 shares, at cost                               (17,605)                          -
  Net unrealized gains (losses)
    on securities                                                      (12,090)                          981
                                                                    ----------                    ----------
                TOTAL STOCKHOLDERS' EQUITY                             459,902                       446,044
                                                                    ----------                    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $5,384,481                    $4,947,499
                                                                    ==========                    ==========
See accompanying notes.

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                          SEPTEMBER 30          SEPTEMBER 30
                                       ------------------     -----------------
                                         1996     1995         1996      1995
                                       ------------------     -----------------
Interest Income:
  Interest and fees on loans           $72,111   $67,698     $212,503  $196,503
  Securities:
    Taxable                             24,221    18,609       69,226    52,497
    Tax-exempt                           1,769     1,850        5,229     5,430
                                       -------   -------     --------  --------
                                        25,990    20,459       74,455    57,927
  Other interest income                    461       323        1,316     1,339
                                       -------   -------     --------  --------
             TOTAL INTEREST INCOME      98,562    88,480      288,274   255,769
Interest Expense:
  Deposits                              40,399    36,415      116,785   100,857
  Federal funds purchased                  542       956        2,518     2,176
  Repurchase agreements                  6,010     4,246       15,589    11,649
  Other short-term borrowings            1,158       104        3,028       452
  Long-term debt                         1,727     1,421        5,221     4,321
                                       -------   -------     --------  --------
            TOTAL INTEREST EXPENSE      49,836    43,142      143,141   119,455
                                       -------   -------     --------  --------
               NET INTEREST INCOME      48,726    45,338      145,133   136,314
Provision for Loan Losses                2,499     3,562        7,781     7,491
                                       -------   -------     --------  --------
         NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES      46,227    41,776      137,352   128,823
Noninterest Income:
  Service charges on deposits            5,919     5,731       17,458    16,845
  Trust                                  2,356     2,104        7,102     6,667
  Securities gains(losses), net             89      (128)         779       235
  Other                                  4,158     4,391       11,977    11,555
                                       -------   -------     --------  --------
                                        12,522    12,098       37,316    35,302
Noninterest Expense:
  Employee compensation and
   other benefits                       17,048    18,040       51,937    54,701
  Net occupancy                          4,551     4,292       13,536    13,197
  Equipment                              2,154     2,284        6,627     6,646
  FDIC insurance premiums                  442      (172)         525     3,945
  Other                                 10,320    10,231       31,544    31,621
                                       -------   -------     --------  --------
                                        34,515    34,675      104,169   110,110
                                       -------   -------     --------  --------
        INCOME BEFORE INCOME TAXES      24,234    19,199       70,499    54,015
Income Tax Expense                       8,208     6,064       24,271    16,846
                                       -------   -------     --------  --------

                        NET INCOME     $16,026   $13,135     $ 46,228  $ 37,169
                                       =======   =======     ========  ========

Average Shares Outstanding:
  Primary                               28,233    27,958       28,409    27,823
  Fully Diluted                         29,792    28,868       29,999    28,809
Per Share Data:
  Net income:
    Primary                            $   .57   $   .47     $   1.63  $   1.34
                                       =======   =======     ========  ========
    Fully Diluted                      $   .56   $   .46     $   1.59  $   1.31
                                       =======   =======     ========  ========

  Dividends declared                   $   .22   $   .20     $    .66  $    .60
                                       =======   =======     ========  ========

See accompanying notes.

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30
                                                                  ---------------------
                                                                  1996             1995
                                                                  ----             ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                      $  58,483         $  46,271

INVESTING ACTIVITIES
  Proceeds from maturities of held-to-maturity
    securities                                                     7,119            14,364
  Proceeds from sales of held-to-maturity securities                  89             3,863
  Purchases of held-to-maturity securities                       (12,346)          (13,396)
  Proceeds from maturities of available-
    for-sale securities                                          268,048           125,990
  Proceeds from sales of available-for-
    sale securities                                              117,639            71,933
  Purchases of available-for-sale securities                    (544,029)         (296,194)
  Net increase in loans                                         (128,290)         (215,173)
  Proceeds from sales of foreclosed property                       5,718             6,283
  Purchases of premises and equipment                             (5,538)          (16,036)
  Proceeds from sales of premises and equipment                      971               246
  Purchase of financial organization,
    net of cash received                                          (2,233)              -
                                                               ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES                           (292,852)         (318,120)

FINANCING ACTIVITIES
  Net increase in deposits                                       140,776           107,417
  Cash dividends                                                 (18,646)          (16,620)
  Increase (decrease) in federal funds purchased                 (21,595)            4,475
  Increase in repurchase agreements                              131,611            39,080
  Net increase (decrease) in other
    short-term borrowings                                          9,204           (15,000)
  Proceeds from long-term debt                                    25,000            25,000
  Payments of long-term debt                                          (6)              -
  Purchase of treasury stock                                     (17,605)              -
  Other                                                            4,036             4,692
                                                               ---------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        252,775           149,044
                                                               ---------         ---------

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               18,406          (122,805)
  Cash and cash equivalents at beginning of period               222,213           281,930
                                                               ---------         ---------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 240,619         $ 159,125
                                                               =========         =========

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

    On August 30, 1996, Magna entered into a definitive agreement which provides for the acquisition of Homeland Bankshares Corporation, Waterloo, Iowa ("Homeland"). Homeland owns and operates four commercial banks and one savings bank and provides financial services through a network of 33 locations in the state of Iowa. At December 31, 1995, Homeland reported assets of approximately $1.2 billion and stockholders' equity of approximately $129.5 million. The agreement provides for the issuance of up to 5,038,934 shares of Magna common stock and approximately $92 million in cash in exchange for the outstanding shares of Homeland common stock. The acquisition, which is subject to, among other things, regulatory approval and the approval of Homeland's stockholders, will be accounted for as a purchase and is expected to be completed in the first quarter of 1997.

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

NOTE E--CAPITAL

    In January, 1995, Magna announced a common stock repurchase program authorizing the repurchase of up to 5% of its outstanding shares of common stock or 1.4 million shares. During the nine months ended September 30, 1996, Magna repurchased 745,000 shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

OVERVIEW
      Net income for the third quarter of 1996 was $16.0 million, or 57 cents per common share, compared with $13.1 million, or 47 cents per share, for the third quarter of 1995. For the first nine months of 1996, net income was $46.2 million, or $1.63 per common share, compared with $37.2 million, or $1.34 per share, in 1995.

      Operating results of the acquisition consummated on February 29, 1996, are included since the acquisition date and are not material to Magna's financial condition and results of operations for the periods presented.

      Table 1 summarizes Magna's statement of income and the change in each category for the periods presented.

TABLE 1 - - Comparative Statements of Income
(In thousands)
                                              Three Months Ended
                                                 September 30                                  Change
                                           -------------------------               ------------------------------
                                           1996                 1995               Amount                 Percent
                                           ----                 ----               ------                 -------
Total interest income
 (fully tax-equivalent) . . . . . . .    $99,846              $89,790              $10,056                 11.2%
Total interest expense. . . . . . . .     49,836               43,142                6,694                 15.5
                                         -------              -------              -------
  Net interest income . . . . . . . .     50,010               46,648                3,362                  7.2
Provision for loan losses . . . . . .      2,499                3,562               (1,063)               (29.8)
Noninterest income:
  Service charges on deposits . . . .      5,919                5,731                  188                  3.3
  Trust . . . . . . . . . . . . . . .      2,356                2,104                  252                 12.0
  Other . . . . . . . . . . . . . . .      4,158                4,391                 (233)                (5.3)
                                         -------              -------              -------
                                          12,433               12,226                  207                  1.7
  Securities gains(losses), net . . .         89                 (128)                 217                169.5
                                         -------              -------              -------
    Total . . . . . . . . . . . . . .     12,522               12,098                  424                  3.5
                                         -------              -------              -------
Noninterest expense:
  Employee compensation and
   other benefits . . . . . . . . . .     17,048               18,040                 (992)                (5.5)
  Net occupancy . . . . . . . . . . .      4,551                4,292                  259                  6.0
  Equipment . . . . . . . . . . . . .      2,154                2,284                 (130)                (5.7)
  FDIC insurance premiums . . . . . .        442                 (172)                 614                357.0
  Other . . . . . . . . . . . . . . .     10,320               10,231                   89                   .9
                                         -------              -------              -------
    Total . . . . . . . . . . . . . .     34,515               34,675                 (160)                 (.5)
                                         -------              -------              -------

Income before income taxes. . . . . .     25,518               20,509                5,009                 24.4
Less: tax-equivalent adjustment . . .      1,284                1,310                  (26)                (2.0)
Income tax expense. . . . . . . . . .      8,208                6,064                2,144                 35.4
                                         -------              -------              -------
Net income. . . . . . . . . . . . . .    $16,026              $13,135              $ 2,891                 22.0
                                         =======              =======              =======


                                              Nine Months Ended
                                                September 30                                  Change
                                          -------------------------               ------------------------------
                                          1996                 1995               Amount                 Percent
                                          ----                 ----               ------                 -------
Total interest income
 (fully tax-equivalent) . . . . . . .   $292,056             $259,559              $32,497                 12.5%
Total interest expense. . . . . . . .    143,141              119,455               23,686                 19.8
                                        --------             --------              -------
  Net interest income . . . . . . . .    148,915              140,104                8,811                  6.3
Provision for loan losses . . . . . .      7,781                7,491                  290                  3.9
Noninterest income:
  Service charges on deposits . . . .     17,458               16,845                  613                  3.6
  Trust . . . . . . . . . . . . . . .      7,102                6,667                  435                  6.5
  Other . . . . . . . . . . . . . . .     11,977               11,555                  422                  3.7
                                        --------             --------              -------
                                          36,537               35,067                1,470                  4.2
  Securities gains, net . . . . . . . .      779                  235                  544                231.5
                                        --------             --------              -------
    Total . . . . . . . . . . . . . . .   37,316               35,302                2,014                  5.7
                                        --------             --------              -------
Noninterest expense:
  Employee compensation and
   other benefits . . . . . . . . . . .   51,937               54,701               (2,764)                (5.1)
  Net occupancy . . . . . . . . . . . .   13,536               13,197                  339                  2.6
  Equipment . . . . . . . . . . . . . .    6,627                6,646                  (19)                 (.3)
  FDIC insurance premiums . . . . . . .      525                3,945               (3,420)               (86.7)
  Other . . . . . . . . . . . . . . . .   31,544               31,621                  (77)                 (.2)
                                        --------             --------              -------
    Total . . . . . . . . . . . . . . .  104,169              110,110               (5,941)                (5.4)
                                        --------             --------              -------

Income before income taxes. . . . . . .   74,281               57,805               16,476                 28.5
Less: tax-equivalent adjustment . . . .    3,782                3,790                   (8)                 (.2)
Income tax expense. . . . . . . . . . .   24,271               16,846                7,425                 44.1
                                        --------             --------              -------
Net income. . . . . . . . . . . . . . . $ 46,228             $ 37,169              $ 9,059                 24.4
                                        ========             ========              =======

    The following paragraphs discuss more fully significant changes and trends as they relate to Magna's results of operations during the three month and nine month periods ended September 30, 1996 and its financial condition, asset quality, capital resources and liquidity as of September 30, 1996.
This discussion should be read in conjunction with Magna's condensed consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

RESULTS OF OPERATIONS

NET INTEREST INCOME

   Tax-equivalent net interest income increased 7.2% for the third quarter of 1996 compared with 1995 and increased 6.3% for the first nine months of 1996 compared with the same period in 1995. The increases primarily resulted from an increase in the volume of earning assets offset by a reduced net interest margin. Tax-equivalent net interest income also was positively impacted in 1996 by the effect of the acquisition consummated during the first quarter.

   The net interest margin was 3.94% for the third quarter of 1996, which represented a decline from the 4.09% and the 4.17% net interest margins reported in the second quarter of 1996 and the third quarter of 1995, respectively. The net interest margin for the first nine months of 1996 was 4.04% compared with 4.35% for the first nine months of 1995. The decline during the 1996 periods compared to the 1995 periods occurred as the yield on earning assets declined while the cost of funds increased. The decline in the yield on earning assets, for the 1996 periods compared to the 1995 periods, was partially associated with a change in the mix of earning assets. The percentage of earning assets attributable to the investment portfolio increased during the 1996 periods, while the percentage of earning assets attributable to the higher yielding loan portfolio decreased. This change, along with an overall decline in rates earned on the investment portfolio, contributed to the decline in the yield on earning assets. The increased cost of funds primarily resulted from Magna's decision, during the middle part of 1995, to price certain deposit categories, primarily time deposits, more competitively. In addition, during the first nine months of 1996, when compared to the first nine months of 1995, Magna experienced a shift in the deposit mix as customers favored the higher yielding time deposits.

PROVISION FOR LOAN LOSSES

   Factors which influence management's determination of the provision for loan losses include, among other things, evaluation of the anticipated impact on the loan portfolio of current economic conditions, changes in the character and size of the portfolio and past loan loss experience. The decrease in the provision for loan losses for the quarters compared was primarily the result of a lower level of net charge-offs experienced in the third quarter of 1996, compared to those experienced in the third quarter of 1995. Activity in the reserve for loan losses and nonperforming loan data are presented and discussed under "ASSET QUALITY."

NONINTEREST INCOME

   Total noninterest income was $12.5 million for the third quarter of 1996 compared with $12.1 million for the third quarter of 1995. Noninterest income for the first nine months of 1996 was $37.3 million compared with $35.3 million for the same period of 1995. Increased levels of trust income and brokerage and insurance-related income were recorded during the 1996 periods compared with 1995. In addition, increased levels of fee income from insufficient fund items and fees associated with Magna's corporate cash management product contributed to the increases in service charges on deposit accounts for the periods compared.

   For the third quarter of 1996, noninterest income as a percentage of average assets, on an annualized basis, was .93% compared with 1.01% for the third quarter of 1995.

NONINTEREST EXPENSE

   Total noninterest expense was $34.5 million for the third quarter of 1996 compared with $34.7 million for the third quarter of 1995. For the first nine months of 1996, total noninterest expense was

$104.2 million compared with $110.1 million for the same period of 1995.

   The decrease in employee compensation and other benefits for the 1996 periods compared with 1995 was attributable to staff reductions that occurred in January 1996. These reductions occurred as Magna continues to achieve efficiencies in back-office operations and as a result of the merger of Magna's banking subsidiaries in the fourth quarter of 1995. The reduction in employee compensation and other benefits resulting from these staff reductions was partially offset by normal merit increases, severance costs and compensation and benefits attributable to the consummated acquisition.
FDIC deposit insurance premiums include assessments levied in connection with the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund
(SAIF). During the third quarter of 1996, FDIC deposit insurance premiums included a special assessment which was mandated by federal legislation enacted on September 30, 1996. This legislation called for financial institutions to pay a one-time special assessment on SAIF insured deposit levels as of March
31, 1995. This one-time special assessment, recorded by Magna during the third quarter of 1996, amounted to $.4 million. A reduction in the BIF deposit insurance assessment rate announced in the third quarter of 1995 resulted in a negative expense of $.2 million for the three months ended September 30, 1995 and contributed to the reduction of $3.4 million for the first nine months of 1996 compared to the first nine months of 1995. The 1996 legislation which mandated the assessment for SAIF insured deposits also reduced ongoing SAIF deposit insurance assessment rates from $.230 to $.064 per $100 of insured deposits and increased ongoing BIF deposit insurance assessment rates from zero to $.013 per $100 of insured deposits beginning January 1, 1997. Assuming the FDIC levies no additional special assessments and does not further modify the deposit insurance assessment structure, Magna's FDIC deposit insurance premiums should approximate $.6 million in 1997, based upon current deposit levels, the mix of those deposits and excluding the effects of the pending acquisition of Homeland.

   For the third quarter of 1996, noninterest expense as a percentage of average assets, on an annualized basis, was 2.56% compared with 2.89% for the third quarter of 1995.

   Magna recorded income tax expense of $8.2 million for the third quarter of 1996 compared with $6.1 million for the third quarter of 1995. For the first nine months of 1996, income tax expense was $24.3 million compared with $16.8 million for the same period of 1995. Income tax expense for the first nine months of 1995 included a $.9 million nonrecurring benefit. This benefit resulted from the elimination of valuation allowances on certain federal and state net operating loss carryforwards which management believed to be, more likely than not, realizable.

   The effective income tax rate was 33.9% and 31.6% for the third quarter of 1996 and 1995, respectively. The effective income tax rate was 34.4% and 31.2% for the first nine months of 1996 and 1995, respectively. Excluding the effects of the non-recurring tax benefit, the increase in the effective tax rate for the periods compared resulted primarily from generally higher levels of earnings coupled with reduced levels of tax-exempt interest as a percentage of total interest income.

FINANCIAL CONDITION

GENERAL

   Certain components of Magna's consolidated balance sheet at September 30, 1996 compared with December 31, 1995 are presented in summary form in Table 2 below.

TABLE 2 -- Selected Comparative Balance Sheet Items
(In thousands)
                                                                   Change
                               September 30   December 31    ------------------
                                   1996          1995        Amount     Percent
                               ------------   -----------    ------     -------
Total assets  . . . . . . . .   $5,384,481    $4,947,499    $436,982      8.8%
Loans, net of unearned income    3,367,661     3,202,766     164,895      5.1
Investments . . . . . . . . .    1,596,466     1,364,864     231,602     17.0
Deposits  . . . . . . . . . .    4,164,860     3,888,266     276,594      7.1
Federal funds purchased . . .       20,195        41,790     (21,595)   (51.7)
Repurchase agreements:
  Cash management . . . . . .      421,879       294,328     127,551     43.3
  Other . . . . . . . . . . .       79,408        74,533       4,875      6.5
Other short-term borrowings .       98,628        50,000      48,628     97.3
Long-term debt  . . . . . . .       79,117        93,071     (13,954)   (15.0)

LOANS

    Loans, net of unearned income, increased 5.1%, or $164.9 million, from year-end 1995 to September 30, 1996. A portion of this increase was derived from the consummated acquisition. In addition to acquired loans, Magna also has experienced steady growth in its commercial, financial and agricultural, commercial real estate and real estate construction categories.

    Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

TABLE 3 -- Loan Portfolio Composition
(In thousands)
                                                  September 30             December 31            September 30
                                                      1996                    1995                    1995
                                                -----------------       -----------------       -----------------
Commercial borrowers:                           Amount    Percent       Amount    Percent       Amount    Percent
---------------------                           ------    -------       ------    -------       ------    -------
Commercial, financial
 and agricultural . . . . . . . . . . . . .   $  630,705    18.7%     $  593,664    18.5%    $  581,944    18.4%
Commercial real estate. . . . . . . . . . .    1,099,213    32.7         996,464    31.1        973,905    30.7
Real estate
 construction . . . . . . . . . . . . . . .      162,238     4.8         156,978     4.9        156,217     4.9
                                              ----------   -----      ----------   -----     ----------   -----
   Total commercial . . . . . . . . . . . .    1,892,156    56.2       1,747,106    54.5      1,712,066    54.0
                                              ----------   -----      ----------   -----     ----------   -----

Consumer borrowers:
-------------------
1-4 family residential
 real estate. . . . . . . . . . . . . . . .      934,861    27.8         934,826    29.2        934,098    29.5
Other consumer loans,
 net of unearned income . . . . . . . . . .      540,644    16.0         520,834    16.3        524,779    16.5
                                              ----------   -----      ----------   -----     ----------   -----
   Total consumer . . . . . . . . . . . . .    1,475,505    43.8       1,455,660    45.5      1,458,877    46.0
                                              ----------   -----      ----------   -----     ----------   -----

   Total loans, net of
   unearned income. . . . . . . . . . . . .   $3,367,661   100.0%     $3,202,766   100.0%    $3,170,943   100.0%
                                              ==========   =====      ==========   =====     ==========   =====

INVESTMENTS

    Total investments increased 17.0%, or $231.6 million, at September 30, 1996 compared with year-end 1995. Magna's investment portfolio serves three important functions. First, it is a vehicle for managing balance sheet rate sensitivity. Second, it is a means for investment of excess funds. Third, the available-for-sale portion of the portfolio provides a resource from which immediate liquidity needs may be satisfied. The increase in investment securities from year-end 1995 resulted primarily from the consummated acquisition coupled with growth from cash management repurchase agreements, which are collateralized with investment securities.

    Table 4 presents the composition of investments and the change in each category for the periods presented.

TABLE 4 -- Investment Securities Portfolio Composition
(In thousands)
                                                                      Change
                                   September 30   December 31   ------------------
                                       1996          1995       Amount     Percent
                                   -----------    -----------   ------     -------
   Held-to-maturity securities  . . $  141,848    $  126,248    $ 15,600    12.4%
   Available-for-sale securities. .  1,454,618     1,238,616     216,002    17.4
                                    ----------    ----------    --------
      Total investments . . . . . . $1,596,466    $1,364,864    $231,602    17.0
                                    ==========    ==========    ========


DEPOSITS

    Total deposits increased $276.6 million to $4.2 billion at September 30, 1996 from year-end 1995. A significant portion of this increase was derived from the acquisition consummated during the first quarter of 1996. Excluding the effects of the acquisition, interest bearing deposits, particularly time deposits, increased from year-end 1995. This increase was partially offset by a decrease in noninterest bearing deposits. The decrease in noninterest bearing deposits was due to seasonal factors, which generally increase deposits at the end of a calendar year, coupled with a shift towards higher yielding time deposits. More aggressive sales efforts also contributed to the increase in interest bearing deposits, primarily time deposits.

    Table 5 sets forth the composition of deposits and the changes in each category for the periods presented.

TABLE 5 -- Deposit Liability Composition
(In thousands)
                                       September 30              December 31
                                           1996                      1995                  Change
                                     ----------------         ----------------         ---------------
                                     Amount   Percent         Amount   Percent         Amount  Percent
                                     ------   -------         ------   -------         ------  -------
Noninterest bearing . . . . . . .  $  532,436   12.8%       $  570,262   14.7%       $(37,826)  (6.6)%
NOW and other
   transaction accounts . . . . .     522,485   12.5           496,590   12.8          25,895    5.2
Savings and market
   rate deposits. . . . . . . . .     818,365   19.7           794,423   20.4          23,942    3.0
Time deposits less than
   $100,000 . . . . . . . . . . .   1,794,637   43.1         1,674,305   43.0         120,332    7.2
Time deposits $100,000
   or more. . . . . . . . . . . .     496,937   11.9           352,686    9.1         144,251   40.9
                                   ----------  -----        ----------  -----        --------
     Total deposits . . . . . . .  $4,164,860  100.0%       $3,888,266  100.0%       $276,594    7.1
                                   ==========  =====        ==========  =====        ========

FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS

    Federal funds purchased and repurchase agreements increased $110.8 million from year-end 1995. Federal funds purchased are short-term sources of funds utilized by Magna's banking subsidiary and are primarily obtained from its network of correspondent banks. As such, levels of federal funds purchased can fluctuate significantly. The increase in repurchase agreements was primarily in the form of cash management repurchase agreements. Such accounts involve the daily transfer of excess funds from a noninterest bearing deposit account into the interest bearing cash management repurchase agreement account. The cash management repurchase agreement accounts are viewed by management as a stable source of funds from commercial depositors.

OTHER SHORT-TERM BORROWINGS AND LONG-TERM DEBT

    Other short-term borrowings reflected an increase of $48.6 million at September 30, 1996 compared with year-end 1995. The increase consisted of three advances from the Federal Home Loan Bank, two totaling $23.5 million due in February 1997 and one $15.0 million advance due in August 1997, which were reclassified from long-term debt and an additional $10.1 million borrowing in the form of a treasury tax and loan note option account, which was opened in January 1996. The amounts maturing in February 1997 which were reclassified from long-term debt to other short-term borrowings were replaced, in the long-term debt category, with two additional advances totaling $25.0 million from the Federal Home Loan Bank. One issue in the amount of $10.0 million bears an interest rate of 5.91% and matures on March 7, 2001, while the remaining $15.0 million issue bears an interest rate of 6.20% and matures on March 7, 2003.

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

   Management continues to monitor the asset quality of the loan portfolio, promptly following up on problem credits and implementing workout strategies to manage the level of nonperforming assets. These workout strategies, which include intensified collection efforts on potential 90-day past due credits, negotiated settlements and third-party refinancings, resulted in a decline in nonperforming loans of 14.5%, or $4.5 million, from year-end 1995 to September 30, 1996. Charge-offs associated with certain nonperforming loans also impacted the nonperforming loan reduction. At September 30, 1996, nonperforming assets totaled $30.6 million, or .57% of total assets, compared with nonperforming assets at year-end 1995 of $35.8 million, or .72% of total assets. The level of foreclosed property decreased $.8 million from December 1995. Magna does not anticipate any significant losses on the disposition of other real estate owned at September 30, 1996.

    Net charge-offs in the third quarter of 1996 were $1.9 million, a decrease of $3.3 million from the third quarter of 1995. Net charge-offs for the first nine months of 1996 totaled $6.2 million compared to $9.9 million for the first nine months of 1995. Charge-offs in the third quarter of 1995 included three commercial credits totaling approximately $1.3 million, a $.7 million consumer credit related to a commercial borrower and a $.3 million 1-4 family real estate credit.

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

TABLE 6 -- Loan Portfolio Mix and Nonperforming Assets
(In thousands)
                                             September 30, 1996                  December 31, 1995
                                         ---------------------------        ---------------------------
                                          Loans and          Non-            Loans and          Non-
                                         Foreclosed       performing        Foreclosed       performing
                                          Property          Assets           Property          Assets
                                         ----------       ----------        ----------       ----------
Commercial borrowers:
---------------------
    Commercial, financial and
     agricultural . . . . . . . . . . .  $  630,705        $ 6,329          $  593,664         $ 7,197
    Commercial real estate. . . . . . .   1,099,213          7,393             996,464           8,294
    Real estate construction. . . . . .     162,238          1,342             156,978           1,979
                                         ----------        -------          ----------         -------
      Total commercial. . . . . . . . .   1,892,156         15,064           1,747,106          17,470
Consumer borrowers:
-------------------
    1-4 family residential
     real estate. . . . . . . . . . . .     934,861          8,983             934,826          10,914
    Other consumer loans, net
     of unearned income . . . . . . . .     540,644          2,304             520,834           2,436
                                         ----------        -------          ----------         -------
      Total consumer. . . . . . . . . .   1,475,505         11,287           1,455,660          13,350
                                         ----------        -------          ----------         -------
    Total loans, net of
     unearned income. . . . . . . . . .   3,367,661         26,351           3,202,766          30,820
Foreclosed property . . . . . . . . . .       4,215          4,215               5,009           5,009
                                         ----------        -------          ----------         -------
    Total . . . . . . . . . . . . . . .  $3,371,876        $30,566          $3,207,775         $35,829
                                         ==========        =======          ==========         =======

Nonaccrual loans. . . . . . . . . . . .                    $16,680                             $24,564
Loans past due 90 days or more. . . . .                      9,627                               6,198
Restructured loans. . . . . . . . . . .                         44                                  58
                                                           -------                             -------
    Total nonperforming loans . . . . .                     26,351                              30,820
Foreclosed property . . . . . . . . . .                      4,215                               5,009
                                                           -------                             -------
    Total nonperforming assets. . . . .                    $30,566                             $35,829
                                                           =======                             =======

Nonperforming loans to
 total loans. . . . . . . . . . . . . .                        .78%                                .96%
Nonperforming assets to total
 loans and foreclosed property. . . . .                        .91                                1.12

     Table 7 presents information pertaining to the activity in and an analysis of Magna's reserve for loan losses for the periods presented.

TABLE 7 -- Reserve For Loan Losses
(In thousands)
                                            Three Months Ended   Nine Months Ended
                                               September 30         September 30
                                            ------------------   -----------------
                                             1996       1995      1996     1995
                                            -------   --------   -------  -------
Balance at beginning of period  . . . . . . $44,464   $43,270    $42,623  $43,991
Reserves of acquired institutions . . . . .    -         -           890     -
Loans charged off:
 Commercial borrowers:
   Commercial, financial and agricultural .    (925)   (3,289)    (3,478)  (5,382)
   Commercial real estate . . . . . . . . .    (748)     (777)    (1,587)  (2,866)
   Real estate construction . . . . . . . .     (45)      (93)      (317)    (140)
                                            -------   -------    -------  -------
     Total commercial . . . . . . . . . . .  (1,718)   (4,159)    (5,382)  (8,388)
 Consumer borrowers:
   1-4 family residential real estate . . .    (455)     (833)    (1,147)  (1,734)
   Other consumer loans . . . . . . . . . .  (1,004)   (1,031)    (3,524)  (3,056)
                                            -------   -------    -------  -------
     Total consumer . . . . . . . . . . . .  (1,459)   (1,864)    (4,671)  (4,790)
                                            -------   -------    -------  -------

       Total charge-offs  . . . . . . . . .  (3,177)   (6,023)   (10,053) (13,178)
                                            -------   -------    -------  -------

Recoveries of loans previously charged off:
 Commercial borrowers:
   Commercial, financial and agricultural .     770       234      2,175    1,297
   Commercial real estate . . . . . . . . .     123       193        411      891
   Real estate construction . . . . . . . .       3         2         20       52
                                            -------   -------    -------  -------
     Total commercial . . . . . . . . . . .     896       429      2,606    2,240
 Consumer borrowers:
   1-4 family residential real estate . . .     140       114        372      269
   Other consumer loans . . . . . . . . . .     271       278        874      817
                                            -------   -------    -------  -------
     Total consumer . . . . . . . . . . . .     411       392      1,246    1,086
                                            -------   -------    -------  -------

       Total recoveries . . . . . . . . . .   1,307       821      3,852    3,326
                                            -------   -------    -------  -------

Net loans charged off . . . . . . . . . . .  (1,870)   (5,202)    (6,201)  (9,852)
                                            -------   -------    -------  -------

Provision for loan losses charged
 to operations  . . . . . . . . . . . . . .   2,499     3,562      7,781    7,491
                                            -------   -------    -------  -------
Balance at end of period  . . . . . . . . . $45,093   $41,630    $45,093  $41,630
                                            =======   =======    =======  =======

Net loan charge-offs (annualized) to
 average loans  . . . . . . . . . . . . . .     .22%      .66%       .25%     .43%
Reserve for loan losses to total loans  . .    1.34      1.31       1.34     1.31
Reserve for loan losses to
 nonperforming loans  . . . . . . . . . . .  171.12    104.24     171.12   104.24

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL

    Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines adopted in 1989 by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At September 30, 1996, Magna's Tier 1 and Total Capital ratios were 13.22% and 14.49%, respectively. In addition, the Federal Reserve Board has established a minimum leverage capital ratio of 3% which represents the minimum standard of Tier 1 Capital to tangible assets for bank holding companies. This minimum leverage capital ratio is considered satisfactory only with respect to top-rated banking organizations that do not contemplate expansion. Magna's leverage ratio at September 30, 1996 was 8.24%.

    The pending acquisition of Homeland will impact Magna's capital ratios. At September 30, 1996, on a pro forma basis which includes the effects of the acquisition of Homeland, the Tier 1 Capital, Total Capital and leverage ratios were 10.39%, 11.61% and 6.91%, respectively.

    In January 1995, Magna announced a common stock repurchase program authorizing the repurchase of up to 5% of its outstanding shares of common stock or 1.4 million shares. During the nine months ended September 30, 1996, Magna repurchased 745,000 shares.

DIVIDENDS AND RESOURCE COMMITMENTS

    The primary source of funds to Magna on a parent company only basis consists of dividends and management fees paid by its banking subsidiary. In general, the ability of Magna's banking subsidiary to pay dividends and management fees is subject to limitations under various laws and regulations, and to prudent and sound banking principles. Dividends available to Magna from its banking subsidiary without prior regulatory approval amounted to approximately $32 million at September 30, 1996.

    Magna believes that its banking subsidiary's earnings will be sufficient to provide capital to fund asset growth and to permit the distribution of cash dividends to Magna sufficient to meet Magna's operating and debt service requirements for the foreseeable future.

    The preceding discussion contains certain forward looking statements with respect to the financial condition, results of operations and business of Magna. These forward looking statements involve certain risks and uncertainties. For example, by accepting deposits at fixed rates at different times and for different terms and lending funds at fixed rates for fixed periods, a bank accepts the risk that the cost of funds may rise and the use of the funds may be at a fixed rate. Similarly, the cost of funds may fall, but a bank may have committed by virtue of the term of a deposit to pay what becomes an above market rate. Investments may decline in value in a rising interest rate environment. Loans, and the reserve for loan losses, have the risk that the borrower will not repay all funds in a timely manner as well as the risk of total loss. Collateral may or may not have the value attributed to it. The loan loss reserve, while believed adequate, may prove inadequate if one or more large borrowers, or numerous mid-range borrowers, or a combination of both, experience financial difficulty for individual or national or international reasons. Because the business of banking is highly regulated, decisions of governmental authorities, such as the rate of deposit insurance, can have a major effect on operating results. All of these uncertainties, as well as others, are present in a banking operation and stockholders are cautioned that management's view of the future on which it prices its products, evaluates collateral, sets loan reserves and estimates costs of operation and regulation may prove to be other than as anticipated.

PART II - OTHER INFORMATION
---------------------------

ITEM 5. OTHER INFORMATION
-------------------------

    (a) As previously noted, on August 30, 1996, Magna entered into a definitive agreement which provides for the acquisition of Homeland.

    The following unaudited pro forma combined consolidated balance sheet gives effect to the acquisition of Homeland as if it had been consummated on September 30, 1996.

    The following unaudited pro forma combined consolidated income statements for the nine months ended September 30, 1996 and for the year ended December 31, 1995 set forth the results of operations of Magna combined with the results of operations of Homeland as if the acquisition had occurred as of the first day of the period presented.

    The unaudited pro forma combined consolidated financial statements should be read in conjunction with the accompanying Notes to Pro Forma Combined Consolidated Financial Statements and with the historical financial statements of Magna and Homeland. The historical interim financial information for the nine months ended September 30, 1996, used as a basis for the pro forma combined consolidated financial statements, include all necessary adjustments, which, in management's opinion, are necessary to present data fairly. These unaudited pro forma combined consolidated financial statements may not be indicative of the results of operations that actually would have occurred if the acquisition had been consummated on the date assumed above or the results of operations that may be achieved in the future.

    The unaudited pro forma combined consolidated financial statements reflect a repurchase of approximately 600,000 shares of Magna common stock. While Magna has previously announced its intention to effect such a repurchase, Magna has not firmly committed to do so and there is no certainty as to whether any such repurchase will occur or as to the price per share at which a repurchase would occur if one were effected.

MAGNA GROUP, INC.
PRO FORMA COMBINED CONSOLIDATED BALANCE SHEET
REFLECTING THE ACQUISITION OF HOMELAND BANKSHARES CORPORATION
SEPTEMBER 30, 1996
(UNAUDITED; IN THOUSANDS)
                                                                                                  MAGNA/
                                                                                                 HOMELAND
                                    MAGNA               HOMELAND       PRO FORMA ADJUSTMENTS     PRO FORMA
                                  HISTORICAL           HISTORICAL       DEBIT       CREDIT       COMBINED
                                  ----------           ----------     ---------   -----------    --------
ASSETS
------
Cash and due from banks           $  157,076           $   55,547                               $  212,623
Federal funds sold                    83,543               17,400                                  100,943
Held-to-maturity securities          141,848                 -                                     141,848
Available-for-sale securities      1,454,618              190,759                  109,667<F1>   1,535,710
Loans                              3,368,705              895,165                                4,263,870
    Unearned income                   (1,044)                -                                      (1,044)
    Reserve for loan losses          (45,093)              (9,278)                                 (54,371)
                                  ----------           ----------                               ----------
                     Net Loans     3,322,568              885,887                                4,208,455
Premises and equipment                81,718               24,506      3,980<F2>       812<F3>     109,392
Other assets                         143,110               32,844    101,838<F4>    12,439<F5>
                                                                         386<F6>     4,663<F7>     261,076
                                  ----------           ----------                               ----------
                  TOTAL ASSETS    $5,384,481           $1,206,943                               $6,570,047
                                  ==========           ==========                               ==========

LIABILITIES
-----------
Deposits:
    Noninterest bearing           $  532,436           $  121,109                               $  653,545
    Interest bearing               3,632,424              816,877                                4,449,301
                                  ----------           ----------                               ----------
                Total Deposits     4,164,860              937,986                                5,102,846

Federal funds purchased               20,195               26,575                                   46,770
Repurchase agreements                501,287                 -                                     501,287
Other short-term borrowings           98,628               53,744                                  152,372
Long-term debt                        79,117               46,962                                  126,079
Other liabilities                     60,492               10,604                    4,270<F8>      75,366
                                  ----------           ----------                               ----------
             TOTAL LIABILITIES     4,924,579            1,075,871                                6,004,720

STOCKHOLDERS' EQUITY
--------------------
Preferred stock                           40                -                                           40
Common stock                          57,595               71,292     71,292<F9>    10,078<F10>     67,673
Surplus                              226,943                -                      109,597<F11>    336,540
Retained earnings                    205,019               59,863     59,863<F12>                  205,019
Treasury stock                       (17,605)               -         14,250<F13>                  (31,855)
Net unrealized loss on
  securities                         (12,090)                 (83)                      83<F14>    (12,090)
                                  ----------           ----------                               ----------
           TOTAL STOCKHOLDERS'
                        EQUITY       459,902              131,072                                  565,327
                                  ----------           ----------                               ----------
         TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY    $5,384,481           $1,206,943                               $6,570,047
                                  ==========           ==========                               ==========

See Notes to Pro Forma Combined Consolidated Balance Sheet.

[FN]
MAGNA GROUP, INC.
NOTES TO PRO FORMA COMBINED CONSOLIDATED BALANCE SHEET (UNAUDITED) SEPTEMBER 30, 1996

<F1>  Reflects the sale of securities to provide cash for payment to Homeland shareholders, payment of cash for legal and professional fees connected with the Homeland acquisition and payment of cash to repurchase approximately 600,000 shares of Magna common stock.

<F2>  Write-up of certain Homeland fixed assets to fair value.

<F3>  Write-off of certain Homeland fixed assets not compatible with Magna systems.

<F4>  Reflects goodwill resulting from the acquisition of Homeland by Magna.
      This goodwill will be amortized over a period of 15 years.

<F5>  Write-off of unamortized goodwill previously recorded on the books of subsidiary banks of Homeland.

<F6>  Reflects net deferred taxes related to: write-up of fixed assets to fair value; write-off of fixed assets not compatible with Magna systems; accrual for vacation pay liability; accrual for possible payments required in connection with change of control agreements held by certain Homeland executives; and accrual for present value of future benefits connected with Homeland's Supplemental Retirement Income
      Plan.

<F7>  Write-off of unamortized deposit base intangibles previously recorded on the books of subsidiary banks of Homeland.

<F8>  Establish vacation pay accrual for employees of Homeland in conformity with Magna policy; establish accrual for possible payments required in connection with change of control agreements held by certain Homeland executives; and establish accrual for the present value of future benefits connected with Homeland's Supplemental Retirement Income Plan.

<F9>  Elimination of 5,703,378 shares of Homeland common stock.

<F10> Issuance of 5,038,934 shares of Magna common stock.

<F11> Adjustment to Magna capital to reflect acquisition of Homeland.

<F12> Elimination of Homeland retained earnings.

<F13> Reflects the repurchase of 600,000 shares of Magna common stock issued in connection with the acquisition of Homeland.

<F14> Elimination of Homeland net unrealized loss on available-for-sale securities.

MAGNA GROUP, INC.
PRO FORMA COMBINED CONSOLIDATED STATEMENT OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 1996
(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                       MAGNA/
                                                                                      HOMELAND
                                           MAGNA          HOMELAND      PRO FORMA     PRO FORMA
                                         HISTORICAL      HISTORICAL    ADJUSTMENTS    COMBINED
                                         ----------      ----------    -----------    --------
Interest Income:
  Interest and fees on loans              $212,503        $57,956                     $270,459
  Securities:
    Taxable                                 69,226          7,954       $(5,141)<F1>    72,039
    Tax-exempt                               5,229          1,287                        6,516
                                          --------        -------       -------       --------
                                            74,455          9,241        (5,141)        78,555
  Other interest income                      1,316          1,526                        2,842
                                          --------        -------       -------       --------
          TOTAL INTEREST INCOME            288,274         68,723        (5,141)       351,856
Interest Expense:
  Deposits                                 116,785         26,115                      142,900
  Federal funds purchased                    2,518          2,373                        4,891
  Repurchase agreements                     15,589              -                       15,589
  Other short-term borrowings                3,028            771                        3,799
  Long-term debt                             5,221          2,071                        7,292
                                          --------        -------                     --------
         TOTAL INTEREST EXPENSE            143,141         31,330                      174,471
                                          --------        -------       -------       --------
            NET INTEREST INCOME            145,133         37,393        (5,141)       177,385
Provision for Loan Losses                    7,781          1,705                        9,486
                                          --------        -------       -------       --------
      NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES            137,352         35,688        (5,141)       167,899
Noninterest Income:
  Service charges on deposits               17,458          2,594                       20,052
  Trust                                      7,102          1,859                        8,961
  Securities gains, net                        779             17                          796
  Other                                     11,977          4,739                       16,716
                                          --------        -------                     --------
                                            37,316          9,209                       46,525
Noninterest Expense:
  Employee compensation and
   other benefits                           51,937         14,837                       66,774
  Net occupancy                             13,536          2,317            99<F2>     15,952
  Equipment                                  6,627          1,874                        8,501
  FDIC insurance premiums                      525          2,128                        2,653
  Other                                     31,544          7,465         3,473<F3>     42,482
                                          --------        -------       -------       --------
                                           104,169         28,621         3,572        136,362
                                          --------        -------       -------       --------
     INCOME BEFORE INCOME TAXES             70,499         16,276        (8,713)        78,062
Income Tax Expense                          24,271          6,301        (1,834)<F4>    28,738
                                          --------        -------       -------       --------
                     NET INCOME           $ 46,228        $ 9,975       $(6,879)      $ 49,324
                                          ========        =======       =======       ========

Primary net income per share              $   1.63        $  1.74                     $   1.50
                                          ========        =======                     ========

Fully diluted net income
 per share                                $   1.59        $  1.74                     $   1.48
                                          ========        =======                     ========

See Notes to Pro Forma Combined Consolidated Statements of Income.

MAGNA GROUP, INC.
PRO FORMA COMBINED CONSOLIDATED STATEMENT OF INCOME
TWELVE MONTHS ENDED DECEMBER 31, 1995
(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                       MAGNA/
                                                                                      HOMELAND
                                           MAGNA          HOMELAND      PRO FORMA     PRO FORMA
                                         HISTORICAL      HISTORICAL    ADJUSTMENTS    COMBINED
                                         ----------      ----------    -----------    --------
Interest Income:
  Interest and fees on loans              $266,146        $74,098                     $340,244
  Securities:
    Taxable                                 71,853         14,520       $ (6,854)<F1>   79,519
    Tax-exempt                               7,266          2,015                        9,281
                                          --------        -------       --------      --------
                                            79,119         16,535         (6,854)       88,800
  Other interest income                      1,903          1,847                        3,750
                                          --------        -------       --------      --------
          TOTAL INTEREST INCOME            347,168         92,480         (6,854)      432,794
Interest Expense:
  Deposits                                 138,025         36,239                      174,264
  Federal funds purchased                    3,463          3,586                        7,049
  Repurchase agreements                     16,147              -                       16,147
  Other short-term borrowings                  623          3,474                        4,097
  Long-term debt                             6,059          1,505                        7,564
                                          --------        -------                     --------
         TOTAL INTEREST EXPENSE            164,317         44,804                      209,121
                                          --------        -------       --------      --------
            NET INTEREST INCOME            182,851         47,676         (6,854)      223,673
Provision for Loan Losses                    9,992            941                       10,933
                                          --------        -------       --------      --------
      NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES            172,859         46,735         (6,854)      212,740
Noninterest Income:
  Service charges on deposits               22,487          3,094                       25,581
  Trust                                      8,638          2,450                       11,088
  Securities gains, net                        356             31                          387
  Other                                     16,382          6,090                       22,472
                                          --------        -------                     --------
                                            47,863         11,665                       59,528
Noninterest Expense:
  Employee compensation and
   other benefits                           72,993         18,998                       91,991
  Net occupancy                             17,677          2,712            133<F2>    20,522
  Equipment                                  8,967          2,367                       11,334
  FDIC insurance premiums                    4,342          1,381                        5,723
  Other                                     42,238         10,892          4,764<F3>    57,894
                                          --------        -------       --------      --------
                                           146,217         36,350          4,897       187,464
                                          --------        -------       --------      --------
     INCOME BEFORE INCOME TAXES             74,505         22,050        (11,751)       84,804
Income Tax Expense                          23,283          8,429         (2,446)<F4>   29,266
                                          --------        -------       --------      --------

                     NET INCOME           $ 51,222        $13,621       $ (9,305)     $ 55,538
                                          ========        =======       ========      ========

Primary net income per share              $   1.84        $  2.37                     $   1.72
                                          ========        =======                     ========

Fully diluted net income
  per share                               $   1.80        $  2.37                     $   1.69
                                          ========        =======                     ========

See Notes to Pro Forma Combined Consolidated Statements of Income.

[FN]
MAGNA GROUP, INC.
NOTES TO PRO FORMA COMBINED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 1996
AND TWELVE MONTHS ENDED DECEMBER 31, 1995
(UNAUDITED)

<F1>  Reflects foregone interest income on discretionary sale of securities used to provide cash for payment to Homeland shareholders, payment of cash for legal and professional fees connected with the Homeland acquisition and payment of cash to repurchase approximately 600,000 shares of Magna common stock.

<F2>  Reflects amortization of purchase accounting adjustment associated with the write-up of certain Homeland fixed assets to fair value.

<F3>  Reflects amortization of incremental intangibles.

<F4>  Income tax expense on pro forma adjustments is reflected using a tax rate of 35%.

   (b) On November 1, 1996, Magna filed an application to list its common stock on the New York Stock Exchange, Inc. It is expected that the common stock will begin trading on such exchange by the end of November 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

   (a)  Exhibits:  See Exhibit Index on page 28 hereof.

   (b) Reports on Form 8-K: On September 9, 1996, Magna filed a Current Report on Form 8-K dated August 30, 1996, and reported the following information under "Item 5 - Other Events":

      On August 30, 1996, Magna and Homeland entered into a definitive Agreement and Plan of Reorganization (the "Merger Agreement") which provides, among other things, for the merger ("Merger") of Homeland with and into a wholly owned subsidiary of Magna.

      Under the terms of the Merger Agreement, each share of Homeland common stock, par value $12.50 per share ("Homeland Common Stock"), outstanding immediately prior to the effective time of the Merger may be exchanged for
1.55 shares of Magna common stock, par value $2.00 per share ("Magna Common Stock"), for 57% of the aggregate consideration or for $37.50 in cash for 43% of the aggregate consideration, subject to adjustment as of closing to equalize the value of the cash and stock consideration. Homeland shareholders may elect to receive either all Magna Common Stock, all cash or a mixture of Magna Common Stock and cash for their shares of Homeland Common Stock, subject to certain limitations.

      Immediately after executing the Merger Agreement, Magna and Homeland entered into a Stock Option Agreement, dated August 30, 1996 (the "Stock Option Agreement"), pursuant to which Homeland granted to Magna an option to purchase, under certain circumstances, up to 1,134,972 shares of Homeland Common Stock at a price, subject to certain adjustments, of $34.00 per share (the "Magna Option"). The Magna Option if exercised, would equal, before giving effect to the exercise of the Magna Option, 19.9% of the total number of shares of Homeland Common Stock outstanding as of August 30, 1996.

      The acquisition, which is subject to, among other things, regulatory approval and the approval of Homeland's stockholders, will be accounted for as a purchase and is expected to be completed in the first quarter of 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MAGNA GROUP, INC.
                                        ---------------------------
                                                (Registrant)


DATE:  November 8, 1996               By:/s/ G. Thomas Andes
------------------------------           -------------------------------
                                          G. Thomas Andes
                                          Chairman of the Board and
                                          Chief Executive Officer



DATE:  November 8, 1996               By:/s/ Ronald A. Buerges
------------------------------           -------------------------------
                                          Ronald A. Buerges
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.                DESCRIPTION
-----------               ------------

 10.1          Magna Directors Deferred Plan, filed herewith.

 10.2          Magna Directors Deferred Compensation
               Plan, filed herewith.

 10.3          First Amendment to Magna Board of
               Directors Retirement Plan, filed herewith.

 10.4          Restricted Stock Agreement dated
               April 17, 1996, between Magna and
               G. Thomas Andes, filed herewith.

 11.1          Computation of Net Income Per Common
               Share, filed herewith.

 27.1          Financial Data Schedule, filed herewith.