Form 10-K405
period 1996-12-31
MAGNA GROUP INC
filed 1997-03-28
CIK 36094

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO                       .
                               ----------------------    ----------------------

                        COMMISSION FILE NUMBER 001-12405

                           --------------------------

                               MAGNA GROUP, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                37-0996453
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

            ONE MAGNA PLACE
    1401 SOUTH BRENTWOOD BOULEVARD
         ST. LOUIS, MISSOURI                            63144-1401
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (314) 963-2500

                           --------------------------

 SECURITIES REGISTERED PURSUANT       NAME OF EACH EXCHANGE ON WHICH REGISTERED:
  TO SECTION 12(b) OF THE ACT:
 COMMON STOCK, $2.00 PAR VALUE                 NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS                NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

               7% CONVERTIBLE SUBORDINATED CAPITAL NOTES DUE 1999

                           --------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    ------
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 12, 1997:

                 Common Stock, $2.00 par value: $1,091,953,431.

    There is no established public trading market for the Registrant's Class B Voting Preferred Stock, which entitles the holder to one vote per share and of which non-affiliates hold all 1,996 outstanding shares.

    The number of shares outstanding of Registrant's Common Stock, as of March 12, 1997, was:

         Common Stock, $2.00 par value: 33,313,667 shares outstanding.

                           --------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    As provided herein, portions of the documents below are incorporated herein by reference:

                                    DOCUMENT                                                                PART-FORM 10-K
                                    --------                                                                --------------
    Annual Report to Stockholders for the Year Ended December 31, 1996..................................  Parts I, II and IV
    Proxy Statement for the 1997 Annual Meeting of Stockholders.........................................  Part III

================================================================================

                               MAGNA GROUP, INC.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Magna Group, Inc. ("Magna" or "Registrant") is a bank holding company whose business consists primarily of the ownership, supervision and control of banking institutions located in the states of Missouri, Illinois and Iowa. Magna also owns certain other non-banking subsidiaries including, a trust company, a student loan company and brokerage and insurance subsidiaries.

    Magna was incorporated under the laws of the State of Delaware in 1974. Since 1974, Magna has grown from three locations and assets of approximately $127 million to more than 130 locations and assets of approximately $6.7 billion at March 1, 1997. This expansion was a result of both internal growth and an active acquisition program.

    Magna is a legal entity separate and distinct from its subsidiaries. Magna provides its subsidiaries with advice, counsel and specialized services in various fields of banking policy and operations. Such services include general administration, asset/liability management, accounting and financial reporting, internal auditing, lending policies and procedures, purchasing, advertising and public relations, product development, legal services, data processing and bank operations, and personnel recruitment and training. Magna and its affiliates had 2,159 full-time employees at December 31, 1996.

AFFILIATE BANKS AND MARKET AREAS

    As of March 27, 1997, Magna holds, directly or through affiliates, all of the voting capital stock of two national banks, three Iowa state banks and a federal savings bank, which operate from more than 130 locations in Missouri, Illinois and Iowa (collectively, the "Affiliate Banks").

    On March 1, 1997, Magna acquired Homeland Bankshares Corporation, Waterloo, Iowa ("Homeland"), thereby increasing the scope of its banking franchise to include the state of Iowa. Total assets of Homeland at the date of acquisition were approximately $1.2 billion. It is anticipated that the one national bank, three Iowa state banks and one federal savings bank, acquired by Magna with its acquisition of Homeland, will eventually be merged with and into Magna's largest subsidiary bank, Magna Bank, National Association, St. Louis, Missouri. Additional information regarding this acquisition, included on page 18 of Magna's 1996 Annual Report to Stockholders under the caption "Financial Overview," is incorporated herein by reference.

    Additional information regarding Magna's banking regions by market area is included on the inside front cover of Magna's 1996 Annual Report to Stockholders under the caption "Our Community Banking Franchise" and at page 14 of such Annual Report under the caption "Magna's Community Presidents" and is incorporated herein by reference.

PRODUCTS AND SERVICES

    The Affiliate Banks operate as community banks and concentrate on relationship-oriented financial service activities, including business, consumer and real estate loans; credit cards; and checking, savings and time deposits. The Affiliate Banks' deposit base consists primarily of core deposits from within the communities which they serve, and lending activity is targeted to consumers and small-to-midsized businesses in the banks' immediate geographic areas. Customers of Magna's Affiliate Banks can conveniently access a broad range of investment and insurance services through the subsidiaries of MGI Group, Inc., a subsidiary of Magna Bank, National Association.

    The Affiliate Banks serve as correspondent banks for approximately 320 banks, primarily in Illinois, Iowa and Missouri. Correspondent banking services include the processing of checks and collection items, overline loan assistance, investment safekeeping, assistance with operations and electronic funds transfer.

    Banking is highly competitive in the market areas which Magna serves. The Affiliate Banks compete to varying degrees with numerous locally-owned commercial banks, major regional and money center banks and non-bank competitors. Non-bank competitors include savings and loan associations, credit unions, securities firms, money market funds, insurance companies, automobile finance companies, mortgage lending companies and credit card companies.

    Competition continues to intensify as non-bank entities broaden their marketing and financial services and as multibank holding companies continue to acquire banks and open new facilities in the market areas served by the Affiliate Banks. Nationwide interstate banking laws may further increase competition. See "Supervision and Regulation--Interstate Banking."

NON-BANK AFFILIATES

    Magna Trust Company provides various trust services including, but not limited to, the administration of decedents' estates, trusts under wills, trusts under agreements, escrow agencies, guardianships, farm management and appraisal, investment services and related activities. Magna Trust Company provides these services through 11 trust centers and had custodial assets and assets under management of approximately $2.0 billion at December 31, 1996.

    The subsidiaries of MGI Group, Inc. and InBank Group, Inc. provide non-bank financial products and services to customers of Magna's affiliates and to customers of unaffiliated banks, respectively.

    Magna Student Loan Company, a subsidiary of Magna's federal savings bank, originates and services government-sponsored student loans for Magna and other financial institutions.

SUPERVISION AND REGULATION

    GENERAL. As a bank holding company, Magna is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"), by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Bank holding companies are required to file reports with the Federal Reserve Board and to provide such additional information as the Federal Reserve Board may require. Magna's national bank affiliates are regulated by the Office of the Comptroller of the Currency ("OCC"), with its state bank affiliates regulated by the Iowa Division of Banking and the Federal Deposit Insurance Corporation ("FDIC"), and its savings bank affiliate regulated by the Office of Thrift Supervision ("OTS").

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

    CERTAIN TRANSACTIONS WITH AFFILIATES. There are various legal restrictions on the extent to which a bank holding company and certain of its non-bank subsidiaries can borrow or otherwise obtain credit from its bank subsidiaries. In general, these restrictions require that any such extensions of credit must be on non-preferential terms and secured by designated amounts of specified collateral and are limited, as to any one of the holding company or non-bank subsidiaries, to 10% of the lending bank's capital stock and surplus, and as to the holding company and all such non-bank subsidiaries in the aggregate, to 20% of such capital stock and surplus.

    Any capital loans by Magna to the Affiliate Banks would be subordinate in right of payment to deposits and certain other indebtedness of the Affiliate Banks. The right of Magna, and the right of Magna's creditors and stockholders, to participate in any distribution of the assets or earnings of the Affiliate Banks is necessarily subject to the prior claims of creditors of the Affiliate Banks, except to the extent that claims of Magna in its capacity as creditor may be recognized.

    FIRREA AND FDICIA. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), enacted primarily to deal with problems in the savings and loan industry, also affected commercial banking organizations. FIRREA mandates public disclosure by commercial banks of their Community Reinvestment Act ratings and mortgage lending records, establishes enhanced enforcement measures which are available for bank regulators to use against commercial banks and bankers and imposes cross liability on insured institutions under common control with any insured institution to which the FDIC gives financial assistance. FIRREA also permits bank holding companies to acquire savings and loan associations, subject to the approval of the Federal Reserve Board.

    The Federal Deposit Insurance Corporation Improvement Act of 1991
("FDICIA") increased funding for the FDIC's bank insurance fund, and established standards for, and restrictions on, activities of depository institutions based upon capital status and supervisory evaluation by Federal banking regulators. Under FDICIA, depository institutions are placed in one of five capital categories, for which the Federal banking agencies have established specific capital ratio levels. Pursuant to the agencies' regulations, an institution is considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of at least 5%. In addition, regardless of a bank's capital level, a bank is not considered "well capitalized" if it is subject to a cease and desist order, formal agreement, capital directive or prompt corrective action directive that requires it to achieve or maintain a higher level of capital. An institution is considered "adequately capitalized" if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage capital ratio of at least 4%. Institutions with capital levels below those necessary to qualify as "adequately capitalized" are deemed to be either "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their specific capital levels.

    FDICIA, through its prompt corrective action system, imposes significant operational and management restrictions on depository institutions that are not considered at least "adequately capitalized." Under FDICIA's prompt corrective action system, a depository institution in the "undercapitalized" category must submit a capital restoration plan guaranteed by its parent company. The liability of the parent company under any such guarantee is limited to the lesser of 5% of the depository institution's assets at the time it became "undercapitalized," or the amount needed to comply with the plan. A depository institution in the "undercapitalized" category also is subject to limitations in numerous areas including, but not limited to: asset growth; acquisitions; branching; new business lines; acceptance of brokered deposits; and borrowings from the Federal Reserve. Progressively more burdensome restrictions are applied to institutions in the "undercapitalized" category that fail to submit or implement a capital plan and to institutions that are in the "significantly undercapitalized" or "critically undercapitalized" categories. A depository institution's primary Federal banking agency is authorized to downgrade the institution's capital category to the next lower category upon a determination that the institution is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice. An unsafe or unsound practice can include receipt by the institution of a rating on its most recent examination of three or worse. The capital category assigned to a depository institution also affects its deposit insurance assessment rate. See "FDIC Assessments."

    FDICIA and the regulations issued thereunder also have: (i) limited the use of brokered deposits to "well capitalized" institutions, and "adequately capitalized" institutions that have received waivers from the FDIC; (ii) established restrictions on the permissible investments and activities of FDIC-insured state chartered depository institutions and their subsidiaries;
(iii) implemented uniform real estate lending rules; (iv) prescribed standards to limit the risks posed by credit exposure between depository institutions; (v) revised risk-based capital rules to include components for measuring the risk posed by interest rate changes; (vi) amended various consumer banking laws;
(vii) increased restrictions on loans to an institution's insiders; (viii) established standards in a number of areas to assure safety and soundness; and
(ix) implemented additional requirements for institutions that have $500 million or more in total assets with respect to annual independent audits, audit committees and management reports related to financial statements, internal controls and compliance with designated laws and regulations.

    CAPITAL ADEQUACY. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions operating in major international financial markets. The banking regulators have issued standards for depository institutions that are similar to, but not identical with, the standards for bank holding companies.

    In general, the risk-related standards require depository institutions and bank holding companies to maintain capital based on "risk-adjusted" assets so that categories of assets with potentially higher credit risk will require more capital backing than categories with lower credit risk. In addition, depository institutions and bank holding companies are required to maintain capital to support off-balance sheet activities such as loan commitments.

    Under the risk-based capital standard, the minimum consolidated ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credits) required by the Federal Reserve Board for bank holding companies is currently 8%. At least one-half of the total capital must be comprised of common equity, retained earnings, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, plus certain items such as goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of qualifying hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier 1 Capital and a limited amount of loan and lease loss reserves.

    In addition to the risk-based capital standard, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to adjusted average total assets less goodwill and certain other intangibles (the "Leverage Ratio") of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. Other bank holding companies generally are required to maintain a Leverage Ratio of at least 4% to 5%.

    The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

    Additional information regarding the capital adequacy standards of Federal banking regulators and their application to Magna, contained on pages 36 and 50, respectively, of Magna's 1996 Annual Report to Stockholders under the captions "Capital" and "Notes to Consolidated Financial Statements--15 Regulatory Matters," respectively, is incorporated herein by reference.

    LIMITATIONS ON DIVIDENDS. Magna is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of funds to Magna on a parent company only basis consists of dividends and management fees from the Affiliate Banks. Various laws and regulations limit the amount of dividends and management fees the Affiliate Banks can pay to Magna without regulatory approval.

    The approval of the OCC is required for any dividend by a national bank if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits, as defined by the OCC, for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In addition, a national bank may not pay a dividend in an amount greater than its net profits then on hand, after deducting losses and bad debts. All debts due to a national bank on which interest is due and unpaid for a period of six months, unless the same are well secured and in the process of collection, are considered bad debts.

    Iowa law provides that the Board of Directors of an Iowa state bank may declare such dividends as it shall judge expedient only out of the undivided profits of the bank. If the bank's surplus fund is at any time less than the amount of its capital at the close of a dividend period, then at least ten percent of the net profits of the bank during the dividend period must be credited to the surplus fund before a dividend may be declared or paid.

    The OTS regulations impose various restrictions and requirements on savings institutions with respect to their ability to pay dividends or make other capital distributions (such as stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account).

    The OTS utilizes a three-tiered approach to permit savings institutions, based on their capital level and supervisory condition, to make capital distributions. Generally, an institution that before and after the proposed distribution meets or exceeds its "fully phased in capital requirements" (a "Tier 1 institution") and has not been informed by the OTS that it is in need of more than normal supervision, may, after 30 days prior notice to but without the approval of the OTS, make capital distributions during any calendar year equal to the higher of (a) 100% of its net income for the year-to-date plus the amount that would reduce by 50% its "surplus capital ratio" (the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets) at the beginning of the calendar year or (b) 75% of its net income over the most recent four-quarter period. Any additional capital distributions would require prior regulatory approval. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

    Tier 2 institutions, which are institutions that before and after the proposed distribution meet or exceed their current minimum capital requirements but do not meet their fully phased-in capital requirements, may make capital distributions of up to 75% of their net income for the most recent four-quarter period after notice is given to the OTS and no objection is made by the OTS within a 30-day period. Tier 3 institutions, which are institutions that do not meet current minimum capital requirements, that propose to make a capital distribution, and Tier 1 and Tier 2 institutions which propose to make a capital distribution in excess of the noted safe harbor levels described above, must obtain OTS approval prior to making such a distribution.

    During the fourth quarter of 1996, Magna Bank, National Association requested and received approval from the OCC to pay to Magna a special dividend sufficient for Magna to fund the cash portion of the Homeland acquisition. As it would otherwise have been prevented from paying subsequent, future dividends, the bank also requested and received approval from the OCC to pay dividends in 1997 of up to 50% of its then-current period earnings, while maintaining its status as a "well capitalized" financial institution. No similar regulatory restriction exists with respect to Magna's remaining subsidiaries, which were acquired in the Homeland acquisition.

    The payment of dividends and management fees by the Affiliate Banks also may be affected by other factors, such as the maintenance of adequate capital for the Affiliate Banks.

    In addition to the foregoing, applicable regulatory authorities are authorized to prohibit the payment of dividends when such payment would constitute an unsafe and unsound banking practice. The Federal Reserve Board has indicated that it generally would be an unsafe and unsound banking practice to pay dividends except out of current operating earnings. As previously indicated, Federal regulatory authorities have adopted standards for the maintenance of capital. Adherence to such standards may further limit the ability to pay dividends. FDICIA prohibits the payment of dividends or management fees by "undercapitalized" financial institutions and even by "well capitalized" institutions where the payment of dividends and management fees would render them "undercapitalized."

    Under Federal Reserve Board policy, Magna is expected to act as a source of financial strength to the Affiliate Banks and to commit resources to support the Affiliate Banks in circumstances where it might not choose to do so absent such policy.

    Additional information regarding limitations on dividends, contained on pages 36 and 37 of Magna's 1996 Annual Report to Stockholders under the captions "Capital," "Dividends and Resource Commitments" and "Credit Facility," is incorporated herein by reference.

    FDIC ASSESSMENTS. Magna's Affiliate Banks are subject to FDIC deposit insurance assessments. Under FDICIA, the FDIC has adopted a risk-based premium schedule. Under this schedule, each financial institution is assigned to one of three capital groups--well capitalized, adequately capitalized or undercapitalized--and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary Federal and, if applicable, state supervisors and on the basis of other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.

    FIRREA required the FDIC to establish separate deposit insurance funds--the Bank Insurance Fund ("BIF") for banks and the Savings Association Insurance
Fund ("SAIF") for savings associations. The law also required the FDIC to set deposit insurance assessments at such levels as would cause the BIF and the SAIF to reach their "designated reserve ratios" of 1.25 percent of the deposits insured by them within a reasonable period of time. Due to the low costs of resolving bank insolvencies in the last few years, the BIF reached its designated reserve ratio in May 1995. As a result, in November 1995, the FDIC lowered deposit insurance assessment rates for all banks by revising the range to $.04 to $.31 for every $100 of deposits. In addition, effective January 1, 1996, due to the fact that the BIF had reached its designated reserve ratio, the FDIC eliminated deposit insurance assessments (except for the minimum $2,000 payment required by law) for banks that are well capitalized and well managed. The deposit insurance assessment rate for all other banks ranged from $.03 to $.27 for every $100 of deposits. As of January 1, 1996, the SAIF had not reached the designated reserve ratio.

    The Deposit Insurance Funds Act of 1996 (the "Funds Act"), enacted as part of the Omnibus Appropriations Bill on September 30, 1996, required the FDIC to take immediate steps to recapitalize the SAIF and to change the basis on which funds are raised to make the scheduled payments on the FICO bonds issued in 1987 to replenish the Federal Savings and Loan Insurance Corporation. The new legislation, combined with regulations issued by the FDIC immediately after enactment of the Funds Act, provided for a special assessment in the amount of
65.7 basis points per $100 of insured deposits on SAIF-insured deposits held by depository institutions on March 31, 1995 (the special assessment was required by the Funds Act to recapitalize the SAIF to the designated reserve ratio of
1.25 percent of the deposits insured by SAIF). Payments of this assessment were made in November 1996, but were accrued by financial institutions in the third calendar quarter of 1996. Institutions that have deposits insured by both the BIF and the SAIF ("Oakar Banks") were required to pay the special assessment on 80% of their "adjusted attributable deposit amounts" ("AADA"). In addition, for purposes of future regular deposit insurance assessments, the AADA on which Oakar Banks pay assessments to SAIF was also reduced by 20%. Commencing January 1, 1997, BIF insured institutions will be responsible for a portion of the annual carrying costs of the FICO bonds. Such institutions will be assessed at 80% of the rate applicable to SAIF-insured institutions until December 31, 1999. Effective January 1, 1997, the Funds Act also reduced ongoing SAIF deposit insurance assessment rates to a range from 6.4 cents to 23 cents (from previous rates of 23 cents to 31 cents) per $100 of insured deposits and increased ongoing BIF deposit insurance assessment rates to a range from zero to 1.3 cents per $100 of insured deposits. Additionally, pursuant to the Funds Act, if the reserves in BIF at the end of any semiannual assessment period exceed 1.25% of insured deposits, the FDIC is required to refund the excess to the BIF-insured institutions.

    The Funds Act contemplates the merger of the SAIF and BIF by 1999, provided the consolidation/merger of federal bank and thrift charters under applicable law and regulation has been achieved by that time. Until such time, however, depository institutions will continue to be prohibited from shifting deposits from SAIF insurance coverage to BIF insurance coverage in an attempt to avoid the higher SAIF assessments. The FDIC is required to issue regulations to guard against the shifting of deposits from SAIF to BIF. A report to Congress regarding the merger of the SAIF and the BIF is required from the Treasury Department by March 31, 1997.

    FIRREA contains a "cross-guarantee" provision that could result in insured depository institutions owned by Magna being assessed for losses incurred by the FDIC in connection with the failure of, or assistance provided by the FDIC to avert the failure of, any other insured depository institution controlled by Magna. Under FIRREA, failure to meet certain capital guidelines could subject a banking institution to a variety of enforcement remedies available to Federal regulatory authorities, including the termination of deposit insurance by the FDIC.

    Additional information regarding FDIC assessments, contained on page 24 of Magna's 1996 Annual Report to Stockholders under the caption "Noninterest Expense," is incorporated herein by reference.

    INTERSTATE BANKING. In September 1994, legislation was enacted that is expected to continue to have a significant effect in restructuring the banking industry in the United States of America. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 facilitates the interstate expansion and consolidation of banking organizations (i) by permitting bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state, (ii) by permitting the interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or to "opt out" of this authority before that date, (iii) by permitting banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state, (iv) by permitting foreign banks to establish, with approval of the regulators in the United States of America, branches outside their home states to the same extent that national or state banks located in the home state would be authorized to do so, and (v) by permitting banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state. One effect of this legislation has been to permit Magna to acquire banks located in any state and to permit bank holding companies located in any state to acquire banks and bank holding companies located in Missouri, Illinois and Iowa. Overall, this legislation is likely to continue to have the effects of increasing competition and promoting consolidation in the banking industry.

    RECENT LEGISLATION. The Funds Act contains a variety of regulatory relief measures, which modify or eliminate some of the more onerous requirements imposed under Federal banking laws. Among the measures are provisions reducing certain regulatory burdens imposed on bank holding companies. For example, the Funds Act eliminates the requirement that bank holding companies seeking to acquire control of a thrift file an application with the OTS and for approval to become a unitary savings and loan holding company as a result of such acquisition. The Funds Act also provides that a bank holding company owning or controlling a thrift will no longer be subject to the supervision and regulation of the OTS. The OTS will continue to supervise and regulate all thrifts acquired in such transactions.

    There have also been a number of recent legislative and regulatory proposals designed to strengthen and improve the overall financial stability of the banking system of the United States of America and to provide for other changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand the nature of the products and services banks and bank holding companies may offer. At this time, it is not possible to predict whether or in what form these proposals may be adopted in the future, and, if adopted, what effect they will have on Magna.

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

SELECTED STATISTICAL INFORMATION

    The following statistical information and related narrative disclosures included in Magna's 1996 Annual Report to Stockholders are incorporated by reference herein:

                                                                                                     ANNUAL REPORT
ITEM                                                                                                   REFERENCE
----                                                                                                 -------------
  I.  Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and
      Interest Differential

      A., B.   Average Balances/Interest Income and Expense/Average Yields and Rates             Table 1, Pages 20 and 21
      C.       Volume and Rate Variance                                                          Table 2, Page 22

 II.  Investment Portfolio

      A.       Composition                                                                       Table 7, Page 29
                                                                                                 Table 8, Page 29
      B.       Maturities and Yields                                                             Table 9, Page 29

III.  Loan Portfolio

      A.       Composition                                                                       Table 5, Page 26
      B.       Maturities and Sensitivities of Loans                                             Table 6, Page 27
      C.       Nonperforming Assets                                                              Table 15, Page 34

 IV.  Summary of Loan Loss Experience

      A.       Reserve for Loan Losses                                                           Table 17, Page 35
      B.       Allocation of the Reserve for Loan Losses                                         Table 18, Page 36

  V.  Deposits

      A.       Average Deposits and Interest Rates                                               Table 11, Page 31
      B.       Amount and Maturities of Time Deposits of $100,000 or More                        Table 12, Page 31

 VI.  Return on Equity and Assets                                                                Page 17

VII.  Short-Term Borrowings                                                                      Table 14, Page 33

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following list sets forth, as of March 27, 1997, the names, ages and positions held by the executive officers of Magna. There is no family relationship between any of the named individuals.

       NAME               AGE                              ALL POSITIONS HELD WITH REGISTRANT
       ----               ---                              ----------------------------------
G. Thomas Andes           54         Chairman of the Board and Chief Executive Officer of Magna since December 1994.
                                     President and Chief Operating Officer of Magna since 1991. Prior thereto, Mr.
                                     Andes served as Vice Chairman of the Board of Magna from 1982 to 1991.

Ronald A. Buerges         35         Executive Vice President and Chief Financial Officer of Magna since April 1996.
                                     Prior thereto, Mr. Buerges served as Acting Chief Financial Officer of Magna from November 1995 to April 1996 and as Senior Vice President, Corporate
                                     Finance of Magna from 1993 to 1995. Prior to his employment by Magna, Mr.
                                     Buerges had been a Senior Manager with the accounting firm of Ernst & Young
                                     (now known as Ernst & Young LLP). Mr. Buerges was employed by Ernst & Young from 1983 to 1993.

       NAME               AGE                              ALL POSITIONS HELD WITH REGISTRANT
       ----               ---                              ----------------------------------
Linda K. Fabel            53         Executive Vice President, Retail Banking of Magna since April 1994. Prior thereto, Ms. Fabel served as Executive Vice President, Management Information
                                     Systems of Magna from 1991 to April 1994. Prior to her employment by Magna, Ms.
                                     Fabel served in a variety of senior capacities with IBM Corporation, including
                                     General Manager of IBM's St. Louis trading area during 1991 and Regional
                                     Manager from 1990 to 1991.

Gary D. Hemmer            43         Executive Vice President, Administration of Magna since April 1994. Prior thereto, Mr. Hemmer served as Executive Vice President, Retail Banking and
                                     Administration of Magna from 1991 to April 1994 and as Vice President,
                                     Administration of Magna from 1986 to 1991.

Robert S. Kahler          45         Executive Vice President, Financial Markets of Magna since March 1997. Prior thereto, Mr. Kahler served as Executive Vice President and Chief Financial
                                     Officer of Homeland.

Robert J. Mathias         44         Executive Vice President, Credit Administration of Magna since February 1997.
                                     Prior thereto, Mr. Mathias served in a variety of senior capacities with The
                                     Boatmen's National Bank of St. Louis; most recently as its Executive Vice
                                     President and Division Manager of Corporate Banking.

Robert M. Olson, Jr.      41         Executive Vice President, Operations and Technology of Magna since May 1994.
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

ITEM 2. PROPERTIES

    Magna's executive offices are located in a ten-story commercial office building in St. Louis County, Missouri, known as Magna Place. Magna has leased approximately 31%, or 53,426 square feet, of Magna Place under a long-term lease from an unaffiliated party.

    In the second quarter of 1995, Magna opened its operations facility in Belleville, Illinois, which enabled Magna to centralize further certain back-office functions. The facility consists of a two-story, 170,000 square foot building, which houses various operational and lending support functions. The overall project involved a capital expenditure of approximately $16.5 million.

    Magna's subsidiaries own and lease other facilities in Illinois, Iowa and Missouri. All of these properties are considered to be in good condition, are adequately insured and are considered adequate to meet the needs of the particular user.

    A list of the business locations of Magna and its subsidiaries is included on pages 60 through 63 of Magna's 1996 Annual Report to Stockholders and is incorporated herein by reference. See also "Notes to Consolidated Financial Statements--9 Premises and Equipment," included on page 48 of Magna's 1996 Annual Report to Stockholders, and incorporated herein by reference.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Information regarding the Common Stock of Magna, included on page 7 and on the inside back cover, respectively, of Magna's 1996 Annual Report to Stockholders under the captions "Magna by the Numbers" and "Common Stock
Share Data," respectively, is incorporated herein by reference. Additional information regarding the ability of Magna's Affiliate Banks to transfer funds to Magna and Magna's ability to pay dividends is contained in Part I hereof under the caption "Supervision and Regulation-- Limitations on Dividends" and included on pages 36 and 37 of Magna's 1996 Annual Report to Stockholders under the captions "Capital," "Dividends and Resource Commitments" and "Credit Facility," which are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    Selected Financial Data, included on page 17 of Magna's 1996 Annual Report to Stockholders under the caption "Five Year Selected Financial Data," is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations, included on pages 18 through 38 of Magna's 1996 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Magna's Consolidated Financial Statements, the notes thereto and the Report of Ernst & Young LLP, Independent Auditors, included on pages 39 through 58 of Magna's 1996 Annual Report to Stockholders, are incorporated herein by reference. Magna's quarterly financial information (unaudited) for the years 1996 and 1995, included on page 59 of Magna's 1996 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the directors of Magna is contained in Magna's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Item
1. Election of Directors" and is incorporated herein by reference.

    Information regarding executive officers of Magna is contained in Part I hereof under the caption "Executive Officers of the Registrant."

    Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in Magna's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding executive compensation is contained in Magna's Proxy Statement for the 1997 Annual Meeting of Stockholders under the captions "Compensation of Directors" and "Compensation of Executive Officers," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management is contained in Magna's Proxy Statement for the 1997 Annual Meeting of Stockholders under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership of Management," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions is contained in Magna's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
        (a)        (1)  Financial Statements: All of the following are incorporated by reference in Item 8 from pages
                        39 through 59 of Magna's 1996 Annual Report to Stockholders:

                        Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

                        Consolidated Balance Sheets as of December 31, 1996 and 1995

                        Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31,
                        1996, 1995 and 1994

                        Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

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



ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM
8-K--CONTINUED
                   (3)  Exhibits:
                        3.1        Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Magna's Annual
                                   Report on Form 10-K for the year ended December 31, 1991 (File No. 001-12405) and incorporated herein by reference)

                        3.2        By-laws (filed as Exhibit 3.2 to Magna's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 001-12405) and incorporated herein by reference)

                        4.1        Form of Indenture, including form of Note, between Magna and Mark Twain Bank, as trustee, dated August 1, 1987 for the 7% Convertible Subordinated Capital Notes
                                   due 1999 (filed as Exhibit 1 to Magna's Registration Statement on Form 8-A dated
                                   June 15, 1988 (File No. 001-12405) and incorporated herein by reference)

                        4.2        Indenture dated as of November 1, 1986 between Landmark Bancshares Corporation
                                   (hereinafter "Landmark") and Centerre Trust Company of St. Louis, regarding the issuance of $17,250,000 principal amount of Landmark's 8 3/4% Convertible
                                   Subordinated Debentures due November 1, 1998 (filed as Exhibit 4(c) to Landmark's
                                   Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 1-8810)
                                   and incorporated herein by reference)

                        4.3        First Supplemental Indenture dated December 20, 1991 among Magna, Magna
                                   Acquisition Corporation and Boatmen's National Bank of St. Louis as successor to
                                   Centerre Trust Company of St. Louis, Trustee, assuming the obligations of Landmark under the Indenture dated November 1, 1986 (filed as Exhibit 4.2 to Magna's
                                   Current Report on Form 8-K dated December 20, 1991 (File No. 001-12405) and incorporated herein by reference)

                        4.4        Rights Agreement, including form of Right Certificate, dated as of November 11,
                                   1988 between Magna and Magna Trust Company, Trustee (filed as Exhibits 1 and 2 to
                                   Magna's Registration Statement on Form 8-A dated November 11, 1988 (File No.
                                   001-12405) and incorporated herein by reference)

                        10.1       Agreement and Plan of Reorganization, dated as of August 30, 1996, by and between
                                   Magna and Homeland Bankshares Corporation ("Homeland") (filed as Exhibit 2 to
                                   Magna's Current Report on Form 8-K (File No. 001-12405) dated August 30, 1996 and incorporated herein by reference)

                        10.2       Stock Option Agreement, dated August 30, 1996, between Magna and Homeland (filed as Exhibit 99.1 to Magna's Current Report on Form 8-K (File No. 001-12405) dated
                                   August 30, 1996 and incorporated herein by reference)

                        10.3       Amendment to Agreement and Plan of Reorganization, dated as of November 19, 1996, by and between Magna and Homeland (filed as Exhibit 2.3 to Magna's Registration
                                   Statement on Form S-4 (Reg. No. 333-17797) and incorporated herein by reference)

                        10.4       Form of Stock Option Agreement under Landmark's 1982 Capital Accumulation Plan, assumed by Magna as to outstanding obligations pursuant to the acquisition of
                                   Landmark (filed as Exhibit 10.1 to Magna's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 001-12405) and incorporated herein by reference)<F*>

                        10.5       Form of Stock Option Agreement under Landmark's 1986 Non-Qualified Stock Option
                                   Plan, assumed by Magna as to outstanding obligations pursuant to the acquisition of Landmark (filed as Exhibit 10.2 to Magna's Annual Report on Form 10-K for the
                                   year ended December 31, 1991 (File No. 001-12405) and incorporated herein by reference)<F*>

                        10.6       1987 Stock Option Plan of Magna (filed as Exhibit 10.2 to Magna's Registration
                                   Statement on Form S-4 (Reg. No. 33-15463) and incorporated herein by reference)<F*>


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM
8-K--CONTINUED
                        10.7       Landmark's Amended and Restated Supplemental Retirement Plan (filed as Exhibit
                                   10(ff) to Landmark's Annual Report on Form 10-K for the year ended December 31,
                                   1989 (File No. 1-8810) and incorporated herein by reference)<F*>

                        10.8       Amended and Restated Employment Agreement between Magna and G. Thomas Andes effective January 1, 1995 and amended and restated June 6, 1996 (filed as Exhibit
                                   10.1 to Magna's Quarterly Report on Form 10-Q for the period ended June 30, 1996
                                   (File No. 001-12405) and incorporated herein by reference)<F*>

                        10.9       Agreement effective March 1, 1997 between Magna and Linda K. Fabel<F*>

                        10.10      Agreement effective March 1, 1997 between Magna and Robert J. Mathias<F*>

                        10.11      Agreement effective March 1, 1997 between Magna and Gary D. Hemmer<F*>

                        10.12      Agreement effective March 1, 1997 between Magna and Ronald A. Buerges<F*>

                        10.13      Agreement effective March 1, 1997 between Magna and Robert M. Olson, Jr.<F*>

                        10.14      Second Amendment to Second Restated Employment Agreement between Magna and S. Lee
                                   Kling (filed as Exhibit 10.24 to Magna's Quarterly Report on Form 10-Q for the
                                   period ended June 30, 1994 (File No. 001-12405) and incorporated herein by reference)<F*>

                        10.15      Second Restated Employment Agreement dated as of October 20, 1990, as amended by
                                   Letter Agreement dated August 29, 1991, between Landmark and S. Lee Kling (filed as Exhibit 10.9 to Magna's Annual Report on Form 10-K for the year ended December
                                   31, 1991 (File No. 001-12405) and incorporated herein by reference)<F*>

                        10.16      Directors' Survivor Benefit Plan (filed as Exhibit 10.11 to Magna's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 001-12405) and incorporated herein by reference)<F*>

                        10.17      Directors' Deferred Compensation Plan (filed as Exhibit 10.12 to Magna's Annual
                                   Report on Form 10-K for the year ended December 31, 1991 (File No. 001-12405) and incorporated herein by reference)<F*>

                        10.18      Board of Directors Retirement Plan of Magna (filed as Exhibit 10.16 to Magna's
                                   Annual Report on Form 10-K for the year ended December 31, 1994 (File No.
                                   001-12405) and incorporated herein by reference)<F*>

                        10.19      Magna Directors' Deferred Plan (filed as Exhibit 10.1 to Magna's Quarterly Report on Form 10-Q for the period ended September 30, 1996 (File No. 001-12405) and incorporated herein by reference)<F*>

                        10.20      Magna Directors' Deferred Compensation Plan (filed as Exhibit 10.2 to Magna's
                                   Quarterly Report on Form 10-Q for the period ended September 30, 1996 (File No.
                                   001-12405) and incorporated herein by reference)<F*>

                        10.21      First Amendment to Magna Board of Directors Retirement Plan (filed as Exhibit 10.3 to Magna's Quarterly Report on Form 10-Q for the period ended September 30, 1996
                                   (File No. 001-12405) and incorporated herein by reference)<F*>

                        10.22      Executive Supplemental Deferral Plan (filed as Exhibit 10.12 to Magna's Annual
                                   Report on Form 10-K for the year ended December 31, 1987 (File No. 001-12405) and incorporated herein by reference)<F*>


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM
8-K--CONTINUED

                        10.23      Form of Director Indemnification Agreement dated as of May 30, 1991 between
                                   Landmark and Donald P. Gallop, Carl G. Hogan, Sr., Franklin A. Jacobs and Ralph F.
                                   Korte, respectively, and Consent dated May 24, 1991 of Magna to Director
                                   Indemnification Agreements dated May 30, 1991 assuming Landmark's obligations thereunder upon effectiveness of the acquisition (filed as Exhibit 10.14 to
                                   Magna's Annual Report on Form 10-K for the year ended December 31, 1991 (File No.
                                   001-12405) and incorporated herein by reference)<F*>

                        10.24      Magna Amended and Restated Directors' Stock Option Plan (filed as Exhibit 10.33 to
                                   Magna's Registration Statement on Form S-4 (Reg. No. 333-17797) and incorporated herein by reference)<F*>

                        10.25      Magna Amended and Restated 1996 Directors' Stock Option Plan (filed as Exhibit
                                   10.34 to Magna's Registration Statement on Form S-4 (Reg. No. 333-17797) and
                                   incorporated herein by reference)<F*>

                        10.26      Magna Amended and Restated 1992 Long Term Performance Plan (filed as Exhibit 10.35 to Magna's Registration Statement on Form S-4 (Reg. No. 333-17797) and
                                   incorporated herein by reference)<F*>

                        10.27      Magna Amended and Restated 1996 Long Term Performance Plan (filed as Exhibit 10.36 to Magna's Registration Statement on Form S-4 (Reg. No. 333-17797) and
                                   incorporated herein by reference)<F*>

                        10.28      Amendment to Supplemental Executive Retirement Plan of Magna (filed as Exhibit
                                   10.25 to Magna's Quarterly Report on Form 10-Q for the period ended June 30, 1994
                                   (File No. 001-12405) and incorporated herein by reference)<F*>

                        10.29      Supplemental Executive Retirement Plan of Magna (filed as Exhibit 10.15 to Magna's
                                   Annual Report on Form 10-K for the year ended December 31, 1993 (File No.
                                   001-12405) and incorporated herein by reference)<F*>

                        10.30      Magna Executive Incentive Compensation Plan (MEICP) 1997<F*>

                        10.31      Amended and Restated Retirement and Consulting Agreement dated December 30, 1994 between Magna and William S. Badgley (filed as Exhibit 10.24 to Magna's Annual
                                   Report on Form 10-K for the year ended December 31, 1994 (File No. 001-12405) and incorporated herein by reference)

                        10.32      Lease between Magna as successor in interest to Landmark, and St. Louis Brentwood
                                   Associates, L.P., dated December 19, 1986, relating to Magna Place, as amended by the First Amendment dated November 17, 1987, the Addendum dated February 1, 1990 and the Letter Agreement dated January 9, 1992 (filed as Exhibit 10.17 to Magna's
                                   Annual Report on Form 10-K for the year ended December 31, 1991 (File No.
                                   001-12405) and incorporated herein by reference)

                        10.33      Stock Purchase Agreement dated March 27, 1992, by and among Capital
                                   Bancorporation, Inc., Magna and Landmark Acquisition Corporation, and amendment thereto (filed as Exhibit 2.1 to Magna's Registration Statement on Form S-3 (Reg.
                                   No. 33-48918) and incorporated herein by reference)

                        10.34      Supplemental Agreement dated February 29, 1996, between Magna and John G.
                                   Helmkamp, Jr. (filed as Exhibit 10.26 to Magna's Annual Report on Form 10-K for
                                   the year ended December 31, 1995 (File No. 001-12405) and incorporated herein by reference)<F*>

                        10.35      Severance Agreement dated March 5, 1997 between Magna and Erl A. Schmiesing<F*>


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM
8-K--CONTINUED
                        10.36      Loan Agreement dated as of December 30, 1996, between Magna and unaffiliated lender

                        10.37      First Amendment to Loan Agreement dated as of March 5, 1997 among Magna and unaffiliated lenders

                        11.1       Computation of Net Income Per Common Share

                        13.1       1996 Annual Report to Stockholders

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

Date: March 27, 1997

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


             SIGNATURE                                            TITLE                                               DATE
             ---------                                            -----                                               ----
/s/ G. THOMAS ANDES                               Chairman of the Board, Chief Executive                         March 27, 1997
------------------------------------------          Officer and Director (Principal Executive
G. Thomas Andes                                     Officer)

/s/ RONALD A. BUERGES                             Executive Vice President and Chief                             March 27, 1997
------------------------------------------          Financial Officer (Principal Financial
Ronald A. Buerges                                   and Accounting Officer)

                                                  Director                                                       March   , 1997
------------------------------------------                                                                             --
James A. Auffenberg, Jr.

/s/ WAYNE T. EWING                                Director                                                       March 27, 1997
------------------------------------------
Wayne T. Ewing

/s/ DONALD P. GALLOP                              Director                                                       March 27, 1997
------------------------------------------
Donald P. Gallop

/s/ RANDALL E. GANIM                              Director                                                       March 27, 1997
------------------------------------------
Randall E. Ganim

                                                  Director                                                       March   , 1997
------------------------------------------                                                                             --
John G. Helmkamp, Jr.

/s/ C.E. HEILIGENSTEIN                            Director                                                       March 27, 1997
------------------------------------------
C.E. Heiligenstein



             SIGNATURE                                   TITLE                                                       DATE
             ---------                                   -----                                                       ----
/s/ CARL G. HOGAN, SR.                                   Director                                                March 27, 1997
------------------------------------------
Carl G. Hogan, Sr.

/s/ FRANKLIN A. JACOBS                                   Director                                                March 27, 1997
------------------------------------------
Franklin A. Jacobs

                                                         Director                                                March   , 1997
------------------------------------------                                                                             --
Wendell J. Kelley

/s/ S. LEE KLING                                         Director                                                March 27, 1997
------------------------------------------
S. Lee Kling

/s/ RALPH F. KORTE                                       Director                                                March 27, 1997
------------------------------------------
Ralph F. Korte

/s/ ROBERT E. MCGLYNN                                    Director                                                March 27, 1997
------------------------------------------
Robert E. McGlynn

/s/ ERL A. SCHMIESING                                    Director                                                March 27, 1997
------------------------------------------
Erl A. Schmiesing

/s/ DOUGLAS K. SHULL                                     Director                                                March 27, 1997
------------------------------------------
Douglas K. Shull

                                                         Director                                                March   , 1997
------------------------------------------                                                                             --
Frank R. Trulaske

/s/ DR. GEORGE T. WILKINS, JR.                           Director                                                March 27, 1997
------------------------------------------
Dr. George T. Wilkins, Jr.


                                 EXHIBIT INDEX
 3.1          Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Magna's Annual
              Report on Form 10-K for the year ended December 31, 1991 (File No. 001-12405)
              and incorporated herein by reference)

 3.2          By-laws (filed as Exhibit 3.2 to Magna's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 001-12405) and incorporated herein by reference)

 4.1          Form of Indenture, including form of Note, between Magna and Mark Twain Bank, as trustee, dated August 1, 1987 for the 7% Convertible Subordinated Capital Notes
              due 1999 (filed as Exhibit 1 to Magna's Registration Statement on Form 8-A dated
              June 15, 1988 (File No. 001-12405) and incorporated herein by reference)

 4.2          Indenture dated as of November 1, 1986 between Landmark Bancshares Corporation
              (hereinafter "Landmark") and Centerre Trust Company of St. Louis, regarding the issuance of $17,250,000 principal amount of Landmark's 8 3/4% Convertible
              Subordinated Debentures due November 1, 1998 (filed as Exhibit 4(c) to
              Landmark's Annual Report on Form 10-K for the year ended December 31, 1986 (File
              No. 1-8810) and incorporated herein by reference)

 4.3          First Supplemental Indenture dated December 20, 1991 among Magna, Magna Acquisi-
              tion Corporation and Boatmen's National Bank of St. Louis as successor to
              Centerre Trust Company of St. Louis, Trustee, assuming the obligations of
              Landmark under the Indenture dated November 1, 1986 (filed as Exhibit 4.2 to
              Magna's Current Report on Form 8-K dated December 20, 1991 (File No. 001-12405)
              and incorporated herein by reference)

 4.4          Rights Agreement, including form of Right Certificate, dated as of November 11,
              1988 between Magna and Magna Trust Company, Trustee (filed as Exhibits 1 and 2 to Magna's Registration Statement on Form 8-A dated November 11, 1988 (File No.
              001-12405) and incorporated herein by reference)

10.1          Agreement and Plan of Reorganization, dated as of August 30, 1996, by and between Magna and Homeland Bankshares Corporation ("Homeland") (filed as
              Exhibit 2 to Magna's Current Report on Form 8-K (File No. 001-12405) dated
              August 30, 1996 and incorporated herein by reference)

10.2          Stock Option Agreement, dated August 30, 1996, between Magna and Homeland (filed as Exhibit 99.1 to Magna's Current Report on Form 8-K (File No. 001-12405) dated
              August 30, 1996 and incorporated herein by reference)

10.3          Amendment to Agreement and Plan of Reorganization, dated as of November 19,
              1996, by and between Magna and Homeland (filed as Exhibit 2.3 to Magna's
              Registration Statement on Form S-4 (Reg. No. 333-17797) and incorporated herein by reference)

10.4          Form of Stock Option Agreement under Landmark's 1982 Capital Accumulation Plan, assumed by Magna as to outstanding obligations pursuant to the acquisition of
              Landmark (filed as Exhibit 10.1 to Magna's Annual Report on Form 10-K for the
              year ended December 31, 1991 (File No. 001-12405) and incorporated herein by reference)<F*>

10.5          Form of Stock Option Agreement under Landmark's 1986 Non-Qualified Stock Option
              Plan, assumed by Magna as to outstanding obligations pursuant to the acquisition of Landmark (filed as Exhibit 10.2 to Magna's Annual Report on Form 10-K for the
              year ended December 31, 1991 (File No. 001-12405) and incorporated herein by reference)<F*>

10.6          1987 Stock Option Plan of Magna (filed as Exhibit 10.2 to Magna's Registration
              Statement on Form S-4 (Reg. No. 33-15463) and incorporated herein by refer-
              ence)<F*>

10.7          Landmark's Amended and Restated Supplemental Retirement Plan (filed as Exhibit
              10(ff) to Landmark's Annual Report on Form 10-K for the year ended December 31,
              1989 (File No. 1-8810) and incorporated herein by reference)<F*>


                           EXHIBIT INDEX--(CONTINUED)
10.8          Amended and Restated Employment Agreement between Magna and G. Thomas Andes effective January 1, 1995 and amended and restated June 6, 1996 (filed as
              Exhibit 10.1 to Magna's Quarterly Report on Form 10-Q for the period ended June
              30, 1996 (File No. 001-12405) and incorporated herein by reference)<F*>

10.9          Agreement effective March 1, 1997 between Magna and Linda K. Fabel<F*>

10.10         Agreement effective March 1, 1997 between Magna and Robert J. Mathias<F*>

10.11         Agreement effective March 1, 1997 between Magna and Gary D. Hemmer<F*>

10.12         Agreement effective March 1, 1997 between Magna and Ronald A. Buerges<F*>

10.13         Agreement effective March 1, 1997 between Magna and Robert M. Olson, Jr.<F*>

10.14         Second Amendment to Second Restated Employment Agreement between Magna and S.
              Lee Kling (filed as Exhibit 10.24 to Magna's Quarterly Report on Form 10-Q for
              the period ended June 30, 1994 (File No. 001-12405) and incorporated herein by reference)<F*>

10.15         Second Restated Employment Agreement dated as of October 20, 1990, as amended by
              Letter Agreement dated August 29, 1991, between Landmark and S. Lee Kling (filed as Exhibit 10.9 to Magna's Annual Report on Form 10-K for the year ended
              December 31, 1991 (File No. 001-12405) and incorporated herein by reference)<F*>

10.16         Directors' Survivor Benefit Plan (filed as Exhibit 10.11 to Magna's Annual
              Report on Form 10-K for the year ended December 31, 1991 (File No. 001-12405)
              and incorporated herein by reference)<F*>

10.17         Directors' Deferred Compensation Plan (filed as Exhibit 10.12 to Magna's Annual
              Report on Form 10-K for the year ended December 31, 1991 (File No. 001-12405)
              and incorporated herein by reference)<F*>

10.18         Board of Directors Retirement Plan of Magna (filed as Exhibit 10.16 to Magna's
              Annual Report on Form 10-K for the year ended December 31, 1994 (File No.
              001-12405) and incorporated herein by reference)<F*>

10.19         Magna Directors' Deferred Plan (filed as Exhibit 10.1 to Magna's Quarterly
              Report on Form 10-Q for the period ended September 30, 1996 (File No. 001-12405)
              and incorporated herein by reference)<F*>

10.20         Magna Directors' Deferred Compensation Plan (filed as Exhibit 10.2 to Magna's
              Quarterly Report on Form 10-Q for the period ended September 30, 1996 (File No.
              001-12405) and incorporated herein by reference)<F*>

10.21         First Amendment to Magna Board of Directors Retirement Plan (filed as Exhibit
              10.3 to Magna's Quarterly Report on Form 10-Q for the period ended September 30,
              1996 (File No. 001-12405) and incorporated herein by reference)<F*>

10.22         Executive Supplemental Deferral Plan (filed as Exhibit 10.12 to Magna's Annual
              Report on Form 10-K for the year ended December 31, 1987 (File No. 001-12405)
              and incorporated herein by reference)<F*>

10.23         Form of Director Indemnification Agreement dated as of May 30, 1991 between
              Landmark and Donald P. Gallop, Carl G. Hogan, Sr., Franklin A. Jacobs and Ralph
              F. Korte, respectively, and Consent dated May 24, 1991 of Magna to Director
              Indemnification Agreements dated May 30, 1991 assuming Landmark's obligations thereunder upon effectiveness of the acquisition (filed as Exhibit 10.14 to
              Magna's Annual Report on Form 10-K for the year ended December 31, 1991 (File
              No. 001-12405) and incorporated herein by reference)<F*>

10.24         Magna Amended and Restated Directors' Stock Option Plan (filed as Exhibit 10.33 to Magna's Registration Statement on Form S-4 (Reg. No. 333-17797) and
              incorporated herein by reference)<F*>


                           EXHIBIT INDEX--(CONTINUED)
10.25         Magna Amended and Restated 1996 Directors' Stock Option Plan (filed as Exhibit
              10.34 to Magna's Registration Statement on Form S-4 (Reg. No. 333-17797) and
              incorporated herein by reference)<F*>

10.26         Magna Amended and Restated 1992 Long Term Performance Plan (filed as Exhibit
              10.35 to Magna's Registration Statement on Form S-4 (Reg. No. 333-17797) and
              incorporated herein by reference)<F*>

10.27         Magna Amended and Restated 1996 Long Term Performance Plan (filed as Exhibit
              10.36 to Magna's Registration Statement on Form S-4 (Reg. No. 333-17797) and
              incorporated herein by reference)<F*>

10.28         Amendment to Supplemental Executive Retirement Plan of Magna (filed as Exhibit
              10.25 to Magna's Quarterly Report on Form 10-Q for the period ended June 30,
              1994 (File No. 001-12405) and incorporated herein by reference)<F*>

10.29         Supplemental Executive Retirement Plan of Magna (filed as Exhibit 10.15 to
              Magna's Annual Report on Form 10-K for the year ended December 31, 1993 (File
              No. 001-12405) and incorporated herein by reference)<F*>

10.30         Magna Executive Incentive Compensation Plan (MEICP) 1997<F*>

10.31         Amended and Restated Retirement and Consulting Agreement dated December 30, 1994 between Magna and William S. Badgley (filed as Exhibit 10.24 to Magna's Annual
              Report on Form 10-K for the year ended December 31, 1994 (File No. 001-12405)
              and incorporated herein by reference)

10.32         Lease between Magna as successor in interest to Landmark, and St. Louis
              Brentwood Associates, L.P., dated December 19, 1986, relating to Magna Place, as amended by the First Amendment dated November 17, 1987, the Addendum dated
              February 1, 1990 and the Letter Agreement dated January 9, 1992 (filed as
              Exhibit 10.17 to Magna's Annual Report on Form 10-K for the year ended December
              31, 1991 (File No. 001-12405) and incorporated herein by reference)

10.33         Stock Purchase Agreement dated March 27, 1992, by and among Capital Bancorpora-
              tion, Inc., Magna and Landmark Acquisition Corporation, and amendment thereto
              (filed as Exhibit 2.1 to Magna's Registration Statement on Form S-3 (Reg. No.
              33-48918) and incorporated herein by reference)

10.34         Supplemental Agreement dated February 29, 1996, between Magna and John G.
              Helmkamp, Jr. (filed as Exhibit 10.26 to Magna's Annual Report on Form 10-K for
              the year ended December 31, 1995 (File No. 001-12405) and incorporated herein by reference)<F*>

10.35         Severance Agreement dated March 5, 1997 between Magna and Erl A. Schmiesing<F*>

10.36         Loan Agreement dated as of December 30, 1996, between Magna and unaffiliated lender

10.37         First Amendment to Loan Agreement dated as of March 5, 1997 among Magna and unaffiliated lenders

11.1          Computation of Net Income Per Common Share

13.1          1996 Annual Report to Stockholders

21.1          List of Subsidiaries

23.1          Consent of Independent Auditors

27.1          Financial Data Schedule

--------
<F*>Management contract or compensatory plan