Form 10-Q
period 1997-03-31
MAGNA GROUP INC
filed 1997-05-14
CIK 36094

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                MARCH 31, 1997
                              -------------------------------------------------

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------   -----------------------


Commission file number                 1-12405
                      ---------------------------------------------------------

                               MAGNA GROUP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                              37-0996453
------------------------------------ ------------------------------------------
    (State or other jurisdiction        (I.R.S. Employer Identification No.)
        of incorporation or
           organization)

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

    Yes   x     No
        -----     -----

       Title of class of                     Number of shares
         common stock                outstanding as of May 8, 1997
-----------------------------      ---------------------------------
Common stock, $2.00 par value                     32,883,496

                          TABLE OF CONTENTS


                                                                 Page
                                                                 ----
PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
          Condensed Consolidated Balance Sheets                     3
          Condensed Consolidated Statements of Income               4
          Condensed Consolidated Statements of Cash Flows           5
          Notes to Condensed Consolidated Financial Statements      6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                            8

PART II - OTHER INFORMATION

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS                                     20

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                     21

SIGNATURE PAGE                                                     22

EXHIBIT INDEX                                                      23


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
                                                                           MARCH 31      DECEMBER 31
                                                                             1997           1996
                                                                          ----------     -----------
ASSETS
  Cash and due from banks                                                 $  210,406     $  180,412
  Federal funds sold                                                          47,992         34,068
  Securities:
    Held-to-maturity                                                         151,183        154,729
    Available-for-sale                                                     1,696,698      1,501,178
  Loans, net of unearned income                                            4,357,739      3,415,309
    Reserve for loan losses                                                  (55,656)       (45,382)
                                                                          ----------     ----------
                                  Net Loans                                4,302,083      3,369,927
  Premises and equipment                                                     106,771         81,815
  Goodwill and other intangibles                                             127,094         29,310
  Other assets                                                               130,698        107,270
                                                                          ----------     ----------
                               TOTAL ASSETS                               $6,772,925     $5,458,709
                                                                          ==========     ==========

LIABILITIES
  Deposits:
    Noninterest bearing                                                   $  663,313     $  575,504
    Interest bearing                                                       4,535,249      3,622,272
                                                                          ----------     ----------
                             Total Deposits                                5,198,562      4,197,776

  Federal funds purchased                                                    180,260         25,500
  Repurchase agreements                                                      558,904        508,948
  Other short-term borrowings                                                 80,268         99,487
  Long-term debt                                                              82,824         77,577
  Other liabilities                                                           77,589         65,460
                                                                          ----------     ----------
                          TOTAL LIABILITIES                                6,178,407      4,974,748
Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
  Preferred stock:
    Class B, voting, $20 par value -
      1,996 shares issued and outstanding                                         40             40
  Common stock, $2 par value - 33,445,046
    and 28,954,500 shares issued,
    respectively                                                              66,890         57,909
  Capital surplus                                                            327,451        230,258
  Retained earnings                                                          218,106        215,744
  Treasury stock - 333,500 and 745,000
    shares at cost, respectively                                             (10,983)       (17,605)
  Net unrealized losses
    on securities                                                             (6,986)        (2,385)
                                                                          ----------     ----------
                 TOTAL STOCKHOLDERS' EQUITY                                  594,518        483,961
                                                                          ----------     ----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $6,772,925     $5,458,709
                                                                          ==========     ==========

See accompanying notes.


MAGNA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31
                                                                              --------------------
                                                                              1997            1996
                                                                              ----            ----
Interest Income:
  Interest and fees on loans                                                $ 79,187        $69,267
  Securities:
    Taxable                                                                   24,528         21,073
    Tax-exempt                                                                 2,192          1,721
                                                                            --------        -------
                                                                              26,720         22,794
  Other interest income                                                        1,155            707
                                                                            --------        -------
           TOTAL INTEREST INCOME                                             107,062         92,768
Interest Expense:
  Deposits                                                                    43,584         37,853
  Federal funds purchased                                                        710            689
  Repurchase agreements                                                        6,755          4,564
  Other short-term borrowings                                                  1,265            840
  Long-term debt                                                               1,518          1,697
                                                                            --------        -------
          TOTAL INTEREST EXPENSE                                              53,832         45,643
                                                                            --------        -------
             NET INTEREST INCOME                                              53,230         47,125
Provision for Loan Losses                                                     15,152          2,483
                                                                            --------        -------
       NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                                              38,078         44,642
Noninterest Income:
  Service charges on deposits                                                  5,830          5,546
  Trust                                                                        2,975          2,364
  Securities gains, net                                                          130            673
  Other                                                                        5,019          3,639
                                                                            --------        -------
                                                                              13,954         12,222
Noninterest Expense:
  Employee compensation and
   other benefits                                                             19,825         17,620
  Net occupancy                                                                4,741          4,473
  Equipment                                                                    2,473          2,250
  FDIC insurance premiums                                                        154             32
  Intangible amortization                                                      1,340            618
  Other                                                                        9,884          9,881
                                                                            --------        -------
                                                                              38,417         34,874
                                                                            --------        -------
      INCOME BEFORE INCOME TAXES                                              13,615         21,990
Income Tax Expense                                                             4,177          7,647
                                                                            --------        -------

                      NET INCOME                                            $  9,438        $14,343
                                                                            ========        =======

Average Shares Outstanding:
  Primary                                                                     30,290         28,371
  Fully diluted                                                               30,969         29,193
Per Share Data:
  Net income:
    Primary                                                                    $ .31          $ .51
                                                                               =====          =====
    Fully diluted                                                              $ .31          $ .50
                                                                               =====          =====

  Dividends declared                                                           $ .25          $ .22
                                                                               =====          =====

See accompanying notes.


MAGNA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
                                                               THREE MONTHS ENDED
                                                                     MARCH 31
                                                               -------------------
                                                               1997           1996
                                                               ----           ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                   $  22,902      $  21,697

INVESTING ACTIVITIES
  Proceeds from maturities of held-to-maturity
    securities                                                  5,174          1,664
  Purchases of held-to-maturity securities                     (1,397)        (3,220)
  Proceeds from maturities of available-
    for-sale securities                                       216,421         93,773
  Proceeds from sales of available-for-
    sale securities                                            28,916         32,856
  Purchases of available-for-sale securities                 (285,964)      (330,291)
  Net increase in loans                                       (39,767)       (28,185)
  Proceeds from sales of foreclosed property                      853          1,820
  Net purchases of premises and equipment                      (1,587)        (2,768)
  Purchase of financial organization,
    net of cash received                                      (18,988)        (2,382)
                                                            ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES                         (96,339)      (236,733)

FINANCING ACTIVITIES
  Net increase in deposits                                     55,091         26,917
  Cash dividends                                               (7,077)        (6,177)
  Net increase in federal funds purchased                     107,285         49,790
  Net increase in repurchase agreements                        49,956         35,941
  Net increase (decrease) in other short-
    term borrowings                                           (78,399)         8,551
  Proceeds from long-term debt                                   -            25,000
  Payments of long-term debt                                      (82)            (2)
  Purchase of treasury stock                                  (10,983)          -
  Other                                                         1,564          1,573
                                                            ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     117,355        141,593
                                                            ---------      ---------
INCREASE(DECREASE)IN CASH AND CASH EQUIVALENTS                 43,918        (73,443)
Cash and cash equivalents at beginning of period              214,480        222,213
                                                            ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 258,398      $ 148,770
                                                            =========      =========

See accompanying notes.


MAGNA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

   The unaudited interim condensed consolidated financial statements of Magna Group, Inc. and its affiliates ("Magna") have been prepared in accordance with generally accepted accounting principles for the banking industry and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Reference is hereby made to the notes to consolidated financial statements contained in Magna's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements have been included therein and are of a normal recurring nature. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE B--ACQUISITIONS

   On March 1, 1997, Magna acquired Homeland Bankshares Corporation ("Homeland") for approximately 5,038,000 shares of common stock and approximately $92 million in cash. The acquisition contributed approximately $1.3 billion to total assets and approximately $214 million to stockholders' equity at the date of acquisition. The acquisition was accounted for under the purchase method. The following unaudited pro forma information has been prepared assuming that the Homeland acquisition had taken place at the beginning of the respective periods, after including the impact of certain adjustments relevant to the transaction, such as the amortization of goodwill and the amortization of certain assets acquired based on their respective fair values.

PRO FORMA RESULTS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                 THREE MONTHS ENDED
                                                       MARCH 31
                                                 -------------------
                                                 1997           1996
                                                 ----           ----
  Net Interest Income                          $60,580        $58,063

  Net Income                                     8,311         15,897

  Net Income Per Share:
   Primary                                         .25            .48
   Fully diluted                                   .25            .48

   The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been consummated on January 1, 1996. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies anticipated from the combined operations of Magna and Homeland.

NOTE C--CHANGE IN ACCOUNTING METHODS

   On January 1, 1997, Magna adopted Financial Accounting Standards No. 125 (FAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS No. 125 requires an entity to recognize financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the standard. Magna will apply the new rules prospectively, other than those deferred by Financial Accounting Standards No. 127 (FAS No. 127), "Deferral of the Effective Date of Certain Provisions of FAS Statement No. 125." The adoption of the standards had no material impact on Magna's financial position or results of operations.

NOTE D--RECLASSIFICATIONS

   Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation. Such reclassifications had no effect on net income.

NOTE E--CAPITAL

   In January 1995, Magna announced a common stock repurchase program authorizing the repurchase of up to 5% of its outstanding shares of common stock, or 1.4 million shares. Prior to August 30, 1996, Magna repurchased 745,000 shares. These shares were subsequently reissued in connection with the Homeland acquisition. During the period from August 30, 1996 through March 1, 1997, the acquisition date of Homeland, Magna did not repurchase any of its outstanding shares of common stock. Subsequent to the acquisition date of Homeland and prior to March 31, 1997, Magna repurchased 333,500 shares. Subsequent to March 31, 1997, Magna repurchased an additional 296,500 shares thereby completing the repurchase program, as authorized in January, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

OVERVIEW
      Net income for the first quarter of 1997 was $9.4 million, or 31 cents per common share on a primary basis, compared with $14.3 million, or 51 cents, for the first quarter of 1996. On a fully diluted basis, net income per common share was 31 cents for the first quarter of 1997 compared to 50 cents for the first quarter of 1996.

      The decrease in net income, for the quarters compared, is the result of Magna's decision to add an additional $12.5 million to its first quarter 1997 provision for loan losses to cover potential exposure associated with one sizeable credit. Excluding this additional provision, net income for the quarter would have been $17.7 million, or 58 cents per common share on a primary basis, an increase of 23.3% compared with the first quarter of 1996.

      Operating results of the acquisition consummated on March 1, 1997, are included since the acquisition date and are significant to Magna's financial condition and results of operations for the first quarter of 1997.

      Table 1 summarizes Magna's statement of income and the change in each category for the periods presented.

TABLE 1 -- Comparative Statements of Income
(In thousands)
                                               Three Months Ended
                                                    March 31                        Change
                                             -----------------------        -----------------------
                                               1997           1996           Amount         Percent
                                             --------       --------        --------        -------
Total interest income
 (fully tax-equivalent). . . . . .           $108,649        $93,992        $14,657           15.6%
Total interest expense . . . . . .             53,832         45,643          8,189           17.9
                                             --------        -------        -------
      Net interest income. . . . .             54,817         48,349          6,468           13.4
Provision for loan losses. . . . .             15,152          2,483         12,669          510.2
Noninterest income:
      Service charges on deposits.              5,830          5,546            284            5.1
      Trust. . . . . . . . . . . .              2,975          2,364            611           25.8
      Other. . . . . . . . . . . .              5,019          3,639          1,380           37.9
                                             --------        -------        -------
                                               13,824         11,549          2,275           19.7
      Securities gains, net. . . .                130            673           (543)         (80.7)
                                             --------        -------        -------
            Total. . . . . . . . .             13,954         12,222          1,732           14.2
                                             --------        -------        -------
Noninterest expense:
      Employee compensation and
       other benefits. . . . . . .              19,825         17,620          2,205          12.5
      Net occupancy. . . . . . . .               4,741          4,473            268           6.0
      Equipment. . . . . . . . . .               2,473          2,250            223           9.9
      FDIC insurance premiums. . .                 154             32            122         381.3
      Intangible amortization. . .               1,340            618            722         116.8
      Other. . . . . . . . . . . .               9,884          9,881              3           0.0
                                              --------        -------        -------
            Total. . . . . . . . .              38,417         34,874          3,543          10.2
                                              --------        -------        -------
Income before income taxes . . . .              15,202         23,214         (8,012)        (34.5)
Less: tax-equivalent adjustment. .               1,587          1,224            363          29.7
Income tax expense . . . . . . . .               4,177          7,647         (3,470)        (45.4)
                                              --------        -------        -------
Net income . . . . . . . . . . . .            $  9,438        $14,343        $(4,905)        (34.2)
                                              ========        =======        =======


      The following paragraphs discuss more fully significant changes and trends as they relate to Magna's results of operations during the three month period ended March 31, 1997 and its financial condition, asset quality, capital resources and liquidity as of March 31, 1997. This discussion should be read in conjunction with Magna's unaudited condensed consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

      The following discussion contains certain forward looking statements with respect to the financial condition, results of operations and business of Magna. These forward looking statements involve certain risks and uncertainties. For example, by accepting deposits at fixed rates at different times and for different terms and lending funds at fixed rates for fixed periods, a bank accepts the risk that the cost of funds may rise and the use of the funds may be at a fixed rate. Similarly, the cost of funds may fall, but a bank may have committed by virtue of the term of a deposit to pay what becomes an above market rate. Investments may decline in value in a rising interest rate environment. Loans, and the reserve for loan losses, have the risk that the borrower will not repay all funds in a timely manner as well as the risk of total loss. Collateral may or may not have the value attributed to it. The loan loss reserve, while believed adequate, may prove inadequate if one or more large borrowers, or numerous mid-range borrowers, or a combination of both, experience financial difficulty for individual or national or international reasons. Because the business of banking is highly regulated, decisions of governmental authorities, such as the rate of deposit insurance, can have a major effect on operating results. All of these uncertainties, as well as others, are present in a banking operation and stockholders are cautioned that management's view of the future on which it prices its products, evaluates collateral, sets loan reserves and estimates costs of operation and regulation may prove to be other than as anticipated.


RESULTS OF OPERATIONS

NET INTEREST INCOME

      Tax-equivalent net interest income increased 13.4% for the first quarter of 1997 compared with 1996. The increase in tax-equivalent net interest income was principally attributable to increased volumes of interest earning assets and interest bearing liabilities derived from the Homeland acquisition. The remainder of the increase in tax-equivalent net interest income resulted from an increase in the volume of earning assets offset by a reduced net interest margin.

      The net interest margin for the first quarter of 1997 was 3.96% compared with 4.09% for the first quarter of 1996 and 3.91% for the fourth quarter of 1996. The increase in the first quarter of 1997 compared with the fourth quarter of 1996 was primarily attributable to the consummated acquisition as the acquired entity's net interest margin was greater than that of Magna.
The decline in the first quarter of 1997 compared with the first quarter of 1996 occurred as the yield on earning assets declined while the cost of funds increased. The decline in the yield on earning assets was attributable to the competitive rate environment associated with the loan portfolio and an increase in nonaccrual loans which are included in earning assets, that collectively, resulted in an overall decline in rates earned. See "ASSET QUALITY." The increased cost of funds was primarily associated with higher rates paid on various categories of borrowings. Higher rates paid on other short-term borrowings derived from the Homeland acquisition contributed to this increase.

PROVISION FOR LOAN LOSSES

      Factors which influence management's determination of the provision for loan losses include, among other things, evaluation of the anticipated impact on the loan portfolio of current and projected economic conditions, historical loss trends, a review of individual loans and changes in the character and size of the portfolio. The increase in the provision for loan losses in the first quarter of 1997 compared to the first quarter of 1996, was primarily due to the additional provision described under "Overview." Activity in the reserve for loan losses and nonperforming loan data are presented and discussed under "ASSET QUALITY."

NONINTEREST INCOME

      Total noninterest income was $14.0 million for the first quarter of 1997 compared with $12.2 million for the first quarter of 1996.

      Excluding net securities gains recognized during the quarters compared, noninterest income increased $2.3 million for the first quarter of 1997 compared to the first quarter of 1996. Service charges on deposit accounts increased $.3 million for the first quarter of 1997 compared to the first quarter of 1996. Virtually all of this increase was derived from the consummated acquisition. The increase in income from trust services for the quarters compared was primarily due to an increase in the market value of trust assets on which certain fees are based and from the consummated acquisition. The increase in other noninterest income for the quarters compared resulted primarily from various sources of fee income of the acquired entity coupled with higher levels of fee income from brokerage and insurance activities.

      For the first quarter of 1997, noninterest income as a percentage of average assets, on an annualized basis, was .95% compared with .97% for the first quarter of 1996.

NONINTEREST EXPENSE

      Total noninterest expense was $38.4 million for the first quarter of 1997 compared with $34.9 million for the first quarter of 1996. For the first quarter of 1997, noninterest expense as a percentage of average assets, on an annualized basis, was 2.63% compared with 2.78% for the first quarter of 1996.

      The increase in employee compensation and other benefits for the first quarter of 1997 compared with 1996 was attributable to the consummated acquisition coupled with normal merit increases. The increases in net occupancy and equipment expenses during the first quarter of 1997 were due to direct expenses of the acquired entity. Federal Deposit Insurance Corporation ("FDIC") premiums include assessments levied in connection with the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund
(SAIF). Federal legislation enacted on September 30, 1996, reduced ongoing SAIF deposit insurance assessment rates from $.230 to $.064 per $100 of insured deposits and increased ongoing BIF deposit insurance assessment rates from zero to $.013 per $100 of insured deposits beginning January 1, 1997. This change in the insurance assessment rate structure was the primary factor contributing to the increase in FDIC insurance premiums for the quarters compared. Substantially all of Magna's deposits are insured by the BIF. The increase in intangible amortization for the first quarter of 1997 compared to the first quarter of 1996 was primarily associated with amortization of goodwill attributable to the acquired entity. Other noninterest expenses, collectively, remained stable for the quarters compared.

      The effective income tax rate was 30.7% and 34.8% for the first quarter of 1997 and 1996, respectively. The decrease in effective tax rate for the quarters compared resulted primarily from generally lower levels of earnings coupled with increased levels of tax-exempt interest as a percentage of total interest income.


FINANCIAL CONDITION

GENERAL

      Certain components of Magna's consolidated balance sheet at March 31, 1997, compared with December 31, 1996 and March 31, 1996 are presented in summary form in Table 2. The increase in total assets at March 31, 1997 compared with December 31, 1996 reflects, primarily, the acquisition consummated in the first quarter of 1997.

TABLE 2 -- Selected Comparative Balance Sheet Items
(In thousands)
                                      March 31       December 31        March 31
                                        1997             1996             1996
                                     ----------      -----------       ----------
Total assets  . . . . . . . .        $6,772,925       $5,458,709       $5,252,627
Loans, net of
 unearned income  . . . . . .         4,357,739        3,415,309        3,275,514
Investments . . . . . . . . .         1,847,881        1,655,907        1,648,612
Deposits  . . . . . . . . . .         5,198,562        4,197,776        4,051,076
Federal funds purchased . . .           180,260           25,500           91,580
Repurchase agreements:
  Cash management . . . . . .           435,525          428,701          317,221
  Other . . . . . . . . . . .           123,379           80,247           88,396
Other short-term borrowings .            80,268           99,487           82,974
Long-term debt. . . . . . . .            82,824           77,577           94,380


LOANS

      Loans, net of unearned income, increased 27.6%, or $942.4 million, from year-end 1996 to March 31, 1997. The majority of this increase was derived from the consummated acquisition. Excluding the acquired loans, the loan portfolio remained stable at March 31, 1997 compared to year-end 1996.

      Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

TABLE 3 -- Loan Portfolio Composition
(In thousands)
                                        March 31                    December 31                     March 31
                                          1997                          1996                          1996
                                 ------------------------      -------------------------     -------------------------
Commercial borrowers:              Amount         Percent        Amount          Percent       Amount          Percent
---------------------            ----------       -------      ----------        -------     ----------        -------
Commercial, financial
 and agricultural. . . . .       $  818,302         18.8%      $  648,881          19.0%     $  605,371          18.5%
Commercial real estate . .        1,427,505         32.7        1,156,402          33.9       1,026,401          31.3
Real estate
 construction. . . . . . .          194,447          4.5          150,157           4.4         167,654           5.1
                                 ----------        -----       ----------         -----      ----------         -----
      Total commercial . .        2,440,254         56.0        1,955,440          57.3       1,799,426          54.9
                                 ----------        -----       ----------         -----      ----------         -----

Consumer borrowers:
-------------------
1-4 family residential
 real estate . . . . . . .        1,285,359         29.5          942,053          27.6         940,849          28.7
Other consumer loans,
 net of unearned income. .          632,126         14.5          517,816          15.1         535,239          16.4
                                 ----------        -----       ----------         -----      ----------         -----
      Total consumer . . .        1,917,485         44.0        1,459,869          42.7       1,476,088          45.1
                                 ----------        -----       ----------         -----      ----------         -----

      Total loans, net of
      unearned income. . .       $4,357,739        100.0%      $3,415,309         100.0%     $3,275,514         100.0%
                                 ==========        =====       ==========         =====      ==========         =====

INVESTMENTS

      Total investments increased $192.0 million, or 11.6%, at March 31, 1997 compared with year-end 1996. Magna's investment portfolio serves three principal functions. First, it is a vehicle for managing balance sheet rate sensitivity. Second, it is a means for investment of excess funds. Third, the available-for-sale portion of the portfolio provides a resource from which liquidity needs may be satisfied. The increase in investment securities from year-end 1996 is primarily attributable to the consummated acquisition coupled with growth in tax-exempt securities.

      Table 4 presents the composition of investments for the periods presented.

TABLE 4 -- Investment Securities Portfolio Composition
(In thousands)
                                    March 31    December 31       March 31
                                      1997          1996            1996
                                   ----------   -----------      ----------
Held-to-maturity securities . .    $  151,183    $  154,729      $  137,025
Available-for-sale securities .     1,696,698     1,501,178       1,511,587
                                   ----------    ----------      ----------
   Total investments. . . . . .    $1,847,881    $1,655,907      $1,648,612
                                   ==========    ==========      ==========

GOODWILL AND OTHER INTANGIBLES

      Goodwill and other intangibles increased $97.8 million at March 31, 1997 from year-end 1996. Virtually all of this increase is attributable to goodwill associated with the first quarter 1997 acquisition. This goodwill will be amortized over a period of 15 years.


DEPOSITS

      Total deposits increased $1.0 billion to $5.2 billion at March 31, 1997 from year-end 1996. The majority of this increase was attributable to the acquisition consummated during the first quarter of 1997. Excluding the effects of the acquisition, interest bearing deposits increased modestly from year-end 1996. This modest increase was offset by a decrease in noninterest bearing deposits due to seasonal factors which increase demand deposits at the end of a calendar year.

      Table 5 sets forth the composition of deposits and the changes in each category for the periods presented.

TABLE 5 -- Deposit Liability Composition
(In thousands)
                                             March 31                   December 31                    March 31
                                               1997                         1996                         1996
                                    --------------------------    -------------------------     ------------------------
                                      Amount           Percent      Amount          Percent       Amount         Percent
                                    ----------         -------    ----------        -------     ----------       -------
Noninterest bearing. . . .          $  663,313           12.8%    $  575,504          13.7%     $  517,613         12.8%
Interest bearing demand
      deposits . . . . . .             630,435           12.1        542,268          12.9         525,825         13.0
Savings and market
      rate deposits. . . .           1,031,416           19.8        811,077          19.3         858,567         21.2
Time deposits less than
      $100,000 . . . . . .           2,227,489           42.9      1,780,188          42.4       1,746,781         43.1
Time deposits $100,000
      or more. . . . . . .             645,909           12.4        488,739          11.7         402,290          9.9
                                    ----------          -----     ----------         -----      ----------        -----
        Total deposits . .          $5,198,562          100.0%    $4,197,776         100.0%     $4,051,076        100.0%
                                    ==========          =====     ==========         =====      ==========        =====

FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS

      Federal funds purchased and repurchase agreements serve as an alternative source of funds to deposit funding sources. Federal funds purchased increased $154.8 million from year-end 1996. Included in this increase are federal funds purchased attributable to the acquired entity.
The majority of the remainder was needed to fund a dividend, received by Magna from its largest banking subsidiary, which was used to fund the cash portion of the acquisition. Federal funds purchased are short-term sources of funds utilized by Magna's banking subsidiaries and are primarily obtained from its network of correspondent banks. As such, levels of federal funds purchased can fluctuate significantly. Repurchase agreements increased $50.0 million from year-end 1996. Approximately $6.8 million of this increase was in the form of cash management repurchase agreements. Such accounts involve the daily transfer of excess funds from a noninterest bearing deposit account into the interest bearing cash management repurchase agreement account. The cash management repurchase agreement accounts are viewed by management as a stable source of funds from commercial depositors. Repurchase agreements, other than cash management repurchase agreements, increased $43.1 million from year-end 1996. In February 1997, a $35.0 million repurchase agreement was called for redemption by the holder. This issue was partially replaced with a $20.0 million repurchase agreement which matured on May 12, 1997 and was subsequently replaced with another repurchase agreement bearing an interest rate of 5.65%, which is scheduled to mature on June 11, 1997. In addition, a $50.0 million repurchase agreement was executed to replace a Federal Home Loan Bank advance, which was called for redemption on March 6, 1997. This repurchase agreement bears an interest rate of 5.26% and matures on March 7, 2002. The remaining increase relates to other term repurchase agreements which generally represent an alternative to short-term certificates offered to Magna's commercial and public fund customer base.


OTHER SHORT-TERM BORROWINGS AND LONG-TERM DEBT

      Other short-term borrowings reflected a decrease of $19.2 million at March 31, 1997 compared with year-end 1996. Other short-term borrowings attributable to the acquired entity included four Federal Home Loan Bank advances totaling $50.2 million and an additional $4.1 million borrowing in the form of a treasury tax and loan note option account. Two of the Federal Home Loan Bank advances totaling $40.0 million mature on June 5, 1997. A $10.0 million advance matures on September 12, 1997. The weighted average interest rate associated with these advances is 5.77%. The increase in other short-term borrowings resulting from the acquired entity was more than offset by a reduction in other short-term borrowings previously recorded on the books of Magna. This reduction totaling $73.5 million was comprised of two Federal Home Loan Bank advances totaling $23.5 million which matured in February 1997, and an additional advance which was called for redemption in March 1997. As with federal funds purchased and repurchase agreements, other short-term borrowings serve as an alternative source of funds to deposit funding sources. The increase in long-term debt from year-end 1996 of $5.2 million was primarily attributable to the acquired entity and was comprised of several Federal Home Loan Bank advances having various interest rates and maturity dates.


ASSET QUALITY

      Magna's asset quality management program includes the establishment of investment and credit policies, the continued evaluation of the quality and trends of material assets and the prompt implementation of appropriate actions in view of the results of such evaluation. The objective of Magna's asset quality management program, particularly with regard to loans, is to manage credit exposure, a significant risk faced by all financial institutions, and to support the growth of a profitable and high quality loan portfolio. Management continues to monitor the asset quality of the loan portfolio, promptly following up on problem credits and implementing workout strategies to manage the level of nonperforming assets.

      Nonperforming assets increased to $48.2 million at March 31, 1997, from $30.2 million at year-end 1996. Nonperforming assets of the acquired entity totaled $5.8 million at March 31, 1997. With the exception of the commercial, financial and agricultural category, all categories of nonperforming loans remained stable at March 31, 1997 when compared to year-end 1996. Nonperforming loans associated with the commercial, financial and agricultural category increased $15.6 million at March 31, 1997 compared to year-end 1996. Approximately $14.9 million of this increase was attributable to the one credit which was placed on nonaccrual status as of March 31, 1997. In addition to the portion of this credit being placed on nonaccrual status, approximately $14.4 million was charged to the reserve for loan losses. This particular credit is secured with marketable securities and real estate. Management is taking action to maximize potential recovery. As a result of this charge-off, total net charge-offs for the first quarter increased to $18.0 million compared to $2.1 million for the first quarter of 1996. Net charge-offs associated with all other loan categories remained relatively stable for the quarters compared. The ratio of the reserve for loan losses to total loans was 1.28% and 1.34% at March 31, 1997 and 1996, respectively. The level of foreclosed property at March 31, 1997 compared to year-end 1996 remained stable. Magna does not anticipate any significant losses on the disposition of other real estate owned at March 31, 1997.

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

TABLE 6 -- Loan Portfolio Mix and Nonperforming Assets
(In thousands)
                                                  March 31, 1997                              December 31, 1996
                                            --------------------------                   --------------------------
                                             Loans and         Non-                       Loans and         Non-
                                            Foreclosed      performing                   Foreclosed      performing
                                             Property         Assets                      Property          Assets
                                            ----------      ----------                   ----------      ----------
  Commercial borrowers:
  ---------------------
    Commercial, financial and
     agricultural. . . . . . . . . .        $  818,302        $22,315                    $  648,881        $ 6,684
    Commercial real estate . . . . .         1,427,505          6,899                     1,156,402          7,229
    Real estate construction . . . .           194,447          1,564                       150,157            730
                                            ----------        -------                    ----------        -------
      Total commercial . . . . . . .         2,440,254         30,778                     1,955,440         14,643
  Consumer borrowers:
  -------------------
    1-4 family residential
     real estate . . . . . . . . . .         1,285,359         10,743                       942,053          9,971
    Other consumer loans, net
     of unearned income. . . . . . .           632,126          3,321                       517,816          2,694
                                            ----------        -------                    ----------        -------
      Total consumer . . . . . . . .         1,917,485         14,064                     1,459,869         12,665
                                            ----------        -------                    ----------        -------
    Total loans, net of
     unearned income . . . . . . . .         4,357,739         44,842                     3,415,309         27,308
  Foreclosed property. . . . . . . .             3,377          3,377                         2,906          2,906
                                            ----------        -------                    ----------        -------
    Total. . . . . . . . . . . . . .        $4,361,116        $48,219                    $3,418,215        $30,214
                                            ==========        =======                    ==========        =======

  Nonaccrual loans . . . . . . . . .                          $34,010                                      $17,133
  Loans past due 90 days or more . .                           10,584                                       10,175
  Restructured loans . . . . . . . .                              248                                         -
                                                              -------                                      -------
    Total nonperforming loans. . . .                           44,842                                       27,308
  Foreclosed property. . . . . . . .                            3,377                                        2,906
                                                              -------                                      -------
    Total nonperforming assets . . .                          $48,219                                      $30,214
                                                              =======                                      =======

  Nonperforming loans to
    total loans. . . . . . . . . . .                             1.03%                                         .80%
  Nonperforming assets to total
    loans and foreclosed property. .                             1.11                                          .88
  Nonperforming assets to
    total assets . . . . . . . . . .                              .71                                          .70



   Table 7 presents information pertaining to the activity in and an analysis of Magna's reserve for loan losses for the periods presented.

TABLE 7 -- Reserve For Loan Losses
(In thousands)
                                               Three Months Ended
                                                    March 31
                                              -------------------
                                                1997       1996
                                              --------   --------
Balance at beginning of period  . . . . . .   $ 45,382    $42,623
Reserves of acquired institution  . . . . .     13,146        890
Loans charged off:
 Commercial borrowers:
   Commercial, financial and agricultural .    (17,149)    (1,373)
   Commercial real estate . . . . . . . . .       (440)      (531)
   Real estate construction . . . . . . . .        (24)       (62)
                                              --------    -------
    Total commercial  . . . . . . . . . . .    (17,613)    (1,966)
 Consumer borrowers:
   1-4 family residential real estate . . .       (140)      (279)
   Other consumer loans . . . . . . . . . .     (1,560)    (1,177)
                                              --------    -------
    Total consumer. . . . . . . . . . . . .     (1,700)    (1,456)
                                              --------    -------

     Total charge-offs  . . . . . . . . . .    (19,313)    (3,422)
                                              --------    -------

Recoveries of loans previously charged off:
 Commercial borrowers:
   Commercial, financial and agricultural .        545        771
   Commercial real estate . . . . . . . . .        109         99
   Real estate construction . . . . . . . .        183         14
                                              --------    -------
    Total commercial  . . . . . . . . . . .        837        884
 Consumer borrowers:
   1-4 family residential real estate . . .         86        126
   Other consumer loans . . . . . . . . . .        366        321
                                              --------    -------
    Total consumer  . . . . . . . . . . . .        452        447
                                              --------    -------

     Total recoveries . . . . . . . . . . .      1,289      1,331
                                              --------    -------

Net loans charged off . . . . . . . . . . .    (18,024)    (2,091)
                                              --------    -------

Provision for loan losses charged
 to operations  . . . . . . . . . . . . . .     15,152      2,483
                                              --------    -------
Balance at end of period  . . . . . . . . .   $ 55,656    $43,905
                                              ========    =======

Net loan charge-offs (annualized) to
 average loans  . . . . . . . . . . . . . .       1.95%       .26%
Reserve for loan losses to total loans  . .       1.28       1.34
Reserve for loan losses to
 nonperforming loans  . . . . . . . . . . .     124.12     134.91


CAPITAL RESOURCES AND LIQUIDITY

CAPITAL

      Financial institutions are subject to various regulatory capital guidelines administered by the federal banking agencies. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total capital to risk-weighted assets of 4% and 8%, respectively. At March 31, 1997, Magna's Tier 1 and Total capital ratios were 10.79% and 12.00%, respectively. In addition, the federal banking agencies have also established a guideline which requires financial institutions to maintain, for capital adequacy purposes, a minimum ratio of Tier 1 capital to average assets ("leverage ratio"). Magna's leverage ratio at March 31, 1997 was 8.17%.

DIVIDENDS AND RESOURCE COMMITMENTS

      The primary source of funds to Magna, on a parent company only basis, consists of dividends and management fees paid by its banking subsidiaries' whose ability to pay dividends and management fees is subject to limitations under various laws and regulations, and to prudent and sound banking principles. Because of such limitations, during the fourth quarter of 1996, Magna's largest banking subsidiary requested and received approval from the Office of the Comptroller of the Currency (the "OCC") to pay to Magna a special dividend sufficient for Magna to fund the cash portion of the acquisition consummated on March 1, 1997. The subject banking subsidiary also requested and received approval from the OCC to pay dividends in 1997 of up to 50% of its then-current period earnings, subject to the banking subsidiary maintaining its status as a "well capitalized" financial institution. No similar regulatory restriction exists with respect to Magna's remaining banking subsidiaries.

      Magna believes that the earnings of its banking subsidiaries will be sufficient to provide capital to fund asset growth and to permit the distribution of cash dividends to Magna sufficient to meet Magna's operating and debt service requirements as well as anticipated dividends for the foreseeable future.

CREDIT FACILITY

      Magna has entered into a three year unsecured revolving credit facility (the "Credit Facility") with a syndicate of unaffiliated banks, which provides for borrowings by Magna of up to $100 million. Under the terms of the Credit Facility, Magna may elect to convert the principal balance of any outstanding revolving loans into term loans for a term ending no later than December 30, 2002. The Credit Facility contains specific covenants which, among other things, limit dividend payments, restrict the sale of assets by Magna under certain circumstances, provide for possible acceleration of the repayment terms upon the merger of Magna or its subsidiaries with and into unaffiliated entities and require the maintenance by Magna of certain financial ratios. At March 31, 1997, there were no amounts outstanding under the Credit Facility.

PART II - OTHER INFORMATION
---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      (a) The annual meeting of the stockholders of Magna was held on May 7, 1997.

      (b) The following individuals were elected as Class III directors of Magna to serve a three-year term or until their successors shall have been duly elected and qualified: Wayne T. Ewing, John G. Helmkemp, Jr., Franklin
A. Jacobs, S. Lee Kling and George T. Wilkins, Jr.

The following sets forth the name of each director of Magna whose term of office continued beyond the meeting:

      Class I Directors                            Class II Directors
      -----------------                            ------------------

      James A. Auffenberg, Jr.                     G. Thomas Andes
      C. E. Heiligenstein                          Donald P. Gallop
      Carl G. Hogan, Sr.                           Randall E. Ganim
      Ralph F. Korte                               Erl A. Schmiesing
      Frank R. Trulaske                            Douglas K. Shull

      (c)(i) The election of five individuals as Class III directors of Magna was voted upon at the annual meeting. The number of votes cast for or withheld, and the number of broker non-votes, with respect to each of the nominees were as follows:

                                    Votes Cast             Votes               Broker
            Nominee                    For                Withheld           Non-votes
            -------                 ----------            --------           ---------
      Wayne T. Ewing                26,859,895              716,082          4,899,154
      John G. Helmkemp, Jr.         26,859,531              716,447          4,899,154
      Franklin A. Jacobs            26,842,604              733,374          4,899,154
      S. Lee Kling                  26,306,627            1,269,351          4,899,154
      George T. Wilkins, Jr.        26,728,635              847,343          4,899,154

      (ii) A proposal to amend Article 4 of Magna's Certificate of Incorporation to increase the number of shares of authorized Common Stock from 40,000,000 to 80,000,000 shares was also voted upon at the annual meeting. The number of votes cast for, against or abstaining, and the number of broker non-votes, with respect to adoption of such amendment were as follows:

<CAPTION
      Votes Cast               Votes                Votes             Broker
         For                  Against             Abstaining         Non-votes
      ----------             ---------            ----------         ---------
      24,834,324             1,915,845            1,025,809          4,899,154

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

   (a)  Exhibits:  See Exhibit Index on page 23 hereof.

   (b)  Reports on Form 8-K:

   (1) On March 4, 1997, Magna filed a Current Report on Form 8-K dated March 1, 1997, and reported the completion of the acquisition of Homeland on March 1, 1997 and the addition of Messrs. Erl A. Schmiesing and Douglas K. Shull as members of the Board of Directors under "Item 5 - Other Events."

   (2) On May 1, 1997, Magna filed a Current Report on Form 8-K/A dated May 1, 1997 that amended the Current Report on Form 8-K dated March 1, 1997 to report the acquisition of Homeland under Item 2. In addition, Magna filed the following financial statements with such report:

            (i) Consolidated Balance Sheets of Homeland as of December 31, 1996 and 1995;

           (ii) Consolidated Statements of Income of Homeland for the years ended December 31, 1996, 1995 and 1994;

          (iii) Consolidated Statements of Cash Flows of Homeland for the years ended December 31, 1996, 1995 and 1994;

           (iv) Consolidated Statements of Changes in Stock-holders' Equity of Homeland for the years ended
                 December 31, 1996, 1995 and 1994;

            (v) Unaudited Pro Forma Combined Consolidated Balance Sheet of Magna as of December 31, 1996; and

           (vi)  Unaudited Pro Forma Combined Consolidated
                 Statement of Income of Magna for the Twelve
                 Months ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MAGNA GROUP, INC.
                                          -------------------------------
                                                   (Registrant)





DATE:  May 9, 1997                     By:/s/ G. Thomas Andes
-------------------------------           -------------------------------
                                          G. Thomas Andes
                                          Chairman of the Board and
                                          Chief Executive Officer






DATE:  May 9, 1997                     By:/s/ Ronald A. Buerges
-------------------------------           -------------------------------
                                          Ronald A. Buerges
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                    EXHIBIT INDEX
                    -------------
EXHIBIT NO.                DESCRIPTION
-----------               ------------

  11.1            Computation of Net Income Per Common
                  Share.

  27.1            Financial Data Schedule.
