Form 10-Q
period 1997-06-30
MAGNA GROUP INC
filed 1997-08-13
CIK 36094

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             JUNE 30, 1997
                              --------------------------------------------


                                 OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    -------------------


Commission file number                       1-12405
                      ----------------------------------------------------

                             MAGNA GROUP, INC.
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                            37-0996453
---------------------------------  ---------------------------------------
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

    Yes   x     No
        ------     ------

     Title of class of                     Number of shares
        common stock               outstanding as of August 8, 1997
-----------------------------    ------------------------------------
Common stock, $2.00 par value                 32,954,003


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

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                         JUNE 30          DECEMBER 31
                                                           1997              1996
                                                        ----------        -----------
ASSETS
  Cash and due from banks                               $  219,608        $  180,412
  Federal funds sold                                        87,487            34,068
  Securities:
    Held-to-maturity                                       148,035           154,729
    Available-for-sale                                   1,725,963         1,501,178
  Loans, net of unearned income                          4,437,047         3,415,309
    Reserve for loan losses                                (55,726)          (45,382)
                                                        ----------        ----------
        Net Loans                                        4,381,321         3,369,927
  Premises and equipment                                   107,587            81,815
  Goodwill and other intangibles                           125,166            29,310
  Other assets                                             136,474           107,270
                                                        ----------        ----------
        TOTAL ASSETS                                    $6,931,641        $5,458,709
                                                        ==========        ==========

LIABILITIES
  Deposits:
    Noninterest bearing                                 $  668,837        $  575,504
    Interest bearing                                     4,597,290         3,622,272
                                                        ----------        ----------
        Total Deposits                                   5,266,127         4,197,776

  Federal funds purchased                                  205,155            25,500
  Repurchase agreements                                    613,679           508,948
  Other short-term borrowings                               81,685            99,487
  Long-term debt                                            82,419            77,577
  Other liabilities                                         74,956            65,460
                                                        ----------        ----------
        TOTAL LIABILITIES                                6,324,021         4,974,748
Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
  Preferred stock:
    Class B, voting, $20 par value -
      1,996 shares issued and outstanding                       40                40
  Common stock, $2 par value - 33,527,943
    and 28,954,500 shares issued,
    respectively                                            67,056            57,909
  Capital surplus                                          329,358           230,258
  Retained earnings                                        229,713           215,744
  Treasury stock - 630,000 and 745,000
    shares at cost, respectively                           (19,960)          (17,605)
  Net unrealized gains (losses)
    on securities                                            1,413            (2,385)
                                                        ----------        ----------
        TOTAL STOCKHOLDERS' EQUITY                         607,620           483,961
                                                        ----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $6,931,641        $5,458,709
                                                        ==========        ==========

See accompanying notes.

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                           JUNE 30                 JUNE 30
                                      ------------------     ------------------
                                        1997      1996         1997      1996
                                      --------   -------     --------  --------
Interest Income:
  Interest and fees on loans          $ 95,198   $71,125     $174,385  $140,392
  Securities:
    Taxable                             25,661    23,932       50,189    45,005
    Tax-exempt                           2,965     1,739        5,157     3,460
                                      --------   -------     --------  --------
                                        28,626    25,671       55,346    48,465
  Other interest income                    887       148        2,042       855
                                      --------   -------     --------  --------
        TOTAL INTEREST INCOME          124,711    96,944      231,773   189,712
Interest Expense:
  Deposits                              51,184    38,533       94,768    76,386
  Federal funds purchased                2,158     1,287        2,868     1,976
  Repurchase agreements                  7,287     5,015       14,042     9,579
  Other short-term borrowings            1,172     1,030        2,437     1,870
  Long-term debt                         1,568     1,797        3,086     3,494
                                      --------   -------     --------  --------
        TOTAL INTEREST EXPENSE          63,369    47,662      117,201    93,305
                                      --------   -------     --------  --------
        NET INTEREST INCOME             61,342    49,282      114,572    96,407
Provision for Loan Losses                3,277     2,799       18,429     5,282
                                      --------   -------     --------  --------
        NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES       58,065    46,483       96,143    91,125
Noninterest Income:
  Service charges on deposits            6,528     5,993       12,358    11,539
  Trust                                  3,233     2,382        6,208     4,746
  Securities gains, net                    721        17          851       690
  Other                                  6,726     4,180       11,745     7,819
                                      --------   -------     --------  --------
                                        17,208    12,572       31,162    24,794
Noninterest Expense:
  Employee compensation and
   other benefits                       22,938    17,269       42,763    34,889
  Net occupancy                          4,850     4,512        9,591     8,985
  Equipment                              2,603     2,223        5,076     4,473
  FDIC insurance premiums                  206        51          360        83
  Intangible amortization                2,449       769        3,789     1,387
  Other                                 12,118     9,956       22,002    19,837
                                      --------   -------     --------  --------
                                        45,164    34,780       83,581    69,654
                                      --------   -------     --------  --------
        INCOME BEFORE INCOME TAXES      30,109    24,275       43,724    46,265
Income Tax Expense                      10,290     8,416       14,467    16,063
                                      --------   -------     --------  --------

        NET INCOME                    $ 19,819   $15,859     $ 29,257  $ 30,202
                                      ========   =======     ========  ========

Average Shares Outstanding:
  Primary                               33,258    28,626       31,782    28,499
  Fully diluted                         34,612    30,132       32,517    30,017
Per Share Data:
  Net income:
    Primary                               $.60      $.55         $.92     $1.06
                                          ====      ====         ====     =====
    Fully diluted                         $.59      $.54         $.91     $1.04
                                          ====      ====         ====     =====

  Dividends declared                      $.25      $.22         $.50     $ .44
                                          ====      ====         ====     =====

See accompanying notes.

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                         JUNE 30
                                                               ---------------------------
                                                                 1997              1996
                                                               ---------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      $  35,405         $  43,347

INVESTING ACTIVITIES
  Proceeds from maturities of held-to-maturity
    securities                                                     8,465             2,069
  Purchases of held-to-maturity securities                        (1,397)           (8,073)
  Proceeds from maturities of available-
    for-sale securities                                          319,148           205,709
  Proceeds from sales of available-for-
    sale securities                                              193,141            38,991
  Purchases of available-for-sale securities                    (567,726)         (473,914)
  Net increase in loans                                         (122,531)         (105,074)
  Proceeds from sales of foreclosed property                       2,107             3,614
  Net purchases of premises and equipment                         (5,346)           (3,397)
  Purchase of financial organization,
    net of cash received                                         (18,988)           (2,412)
                                                               ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES                           (193,127)         (342,487)

FINANCING ACTIVITIES
  Net increase in deposits                                       122,664             4,065
  Cash dividends                                                 (15,289)          (12,481)
  Net increase in federal funds purchased                        145,605            66,160
  Net increase in repurchase agreements                          104,731           150,217
  Net increase (decrease) in other short-
    term borrowings                                              (90,408)           10,501
  Proceeds from long-term debt                                      -               25,000
  Payments of long-term debt                                        (249)               (4)
  Purchase of treasury stock                                     (19,960)          (12,952)
  Other                                                            3,243             2,981
                                                               ---------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        250,337           233,487
                                                               ---------         ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  92,615           (65,653)
Cash and cash equivalents at beginning of period                 214,480           222,213
                                                               ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 307,095         $ 156,560
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

NOTE B--ACQUISITIONS

    On March 1, 1997, Magna acquired Homeland Bankshares Corporation ("Homeland") for approximately 5,038,000 shares of common stock and approximately $92 million in cash. The acquisition contributed approximately $1.3 billion to total assets and approximately $120 million to stockholders' equity at the date of acquisition. The acquisition was accounted for under the purchase method. The following unaudited pro forma information has been prepared assuming that the Homeland acquisition had taken place at the beginning of the respective periods, after including the impact of certain adjustments relevant to the transaction, such as the amortization of goodwill and the amortization of certain assets acquired based on their respective fair values.

PRO FORMA RESULTS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  SIX MONTHS ENDED
                                                      June  30
                                              --------------------------
                                                1997              1996
                                              --------          --------
  Net Interest Income                         $121,922          $118,295

  Net Income                                    28,130            33,351

  Net Income Per Share:
   Primary                                         .85              1.01
   Fully diluted                                   .84              1.00

    The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been consummated on January 1, 1996. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies anticipated from the combined operations of Magna and Homeland.

NOTE C--CHANGE IN ACCOUNTING METHODS

    On January 1, 1997, Magna adopted Financial Accounting Standards No. 125 (FAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS No. 125 requires an entity to recognize financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the standard. Magna will apply the new rules prospectively, other than those deferred by Financial Accounting Standards No. 127 (FAS No. 127), "Deferral of the Effective Date of Certain Provisions of FAS No. 125." The adoption of the standards had no material impact on Magna's financial position or results of operations.

NOTE D--RECLASSIFICATIONS

    Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation. Such reclassifications had no effect on net income.

NOTE E--CAPITAL

    In January 1995, Magna announced a common stock repurchase program authorizing the repurchase of up to 5% of its outstanding shares of common stock, or 1.4 million shares. Prior to August 30, 1996, Magna repurchased 745,000 shares. These shares were subsequently reissued in connection with the Homeland acquisition. During the period from August 30, 1996 through March 1, 1997, the acquisition date of Homeland, Magna did not repurchase any of its outstanding shares of common stock. Subsequent to the acquisition date of Homeland, Magna repurchased 630,000 shares thereby completing the repurchase program, as authorized in January 1995. In June 1997, Magna announced a second common stock repurchase program authorizing the repurchase of 1.7 million shares. As of June 30, 1997, no shares have been repurchased in connection with this program.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

OVERVIEW
    Net income for the second quarter of 1997 was $19.8 million, or 60 cents per common share on a primary basis, compared with $15.9 million, or 55 cents per share, for the second quarter of 1996. For the first six months of 1997, net income was $29.3 million, or 92 cents per common share on a primary basis, compared with $30.2 million, or $1.06 per share, in 1996. On a fully diluted basis, net income per common share was 59 cents for the second quarter of 1997 compared with 54 cents for the second quarter of 1996 and was 91 cents for the first six months of 1997 compared with $1.04 for the first six months of 1996.

    Operating results of the acquisition consummated on March 1, 1997, are included since the acquisition date and are significant to Magna's financial condition and results of operations for the periods presented.

    The decrease in net income, for the six month periods compared, is the result of Magna's decision to add an additional $12.5 million to its first quarter 1997 provision for loan losses to cover potential exposure associated with one sizeable credit. Excluding this additional provision, net income for the first six months of 1997 would have been $37.5 million, or $1.18 per common share on a primary basis, an increase of 24.2% compared with the first six months of 1996. The impact of the additional provision for loan losses during the first six months of 1997 was partially offset by the operating results of the acquired entity. The operating results of the acquired entity was also the primary factor contributing to the increase in the net income for the quarters compared.

    On July 18, 1997, Magna completed consolidation of its Iowa banking operations with and into its largest banking subsidiary, Magna Bank, N.A., headquartered in Brentwood, Missouri. As a result, this bank now operates in the states of Illinois, Iowa and Missouri.

    Table 1 summarizes Magna's statement of income and the change in each category for the periods presented.

TABLE 1 - - Comparative Statements of Income
(In thousands)

                                           Three Months Ended
                                                June 30                        Change
                                        -----------------------        -----------------------
                                          1997           1996           Amount         Percent
                                        --------        -------        -------         -------

Total interest income
 (fully tax-equivalent). . . . . . . .  $126,691        $98,218        $28,473           29.0%
Total interest expense . . . . . . . .    63,369         47,662         15,707           33.0
                                        --------        -------        -------
      Net interest income. . . . . . .    63,322         50,556         12,766           25.3
Provision for loan losses. . . . . . .     3,277          2,799            478           17.1
Noninterest income:
      Service charges on deposits. . .     6,528          5,993            535            8.9
      Trust. . . . . . . . . . . . . .     3,233          2,382            851           35.7
      Other. . . . . . . . . . . . . .     6,726          4,180          2,546           60.9
                                        --------        -------        -------
                                          16,487         12,555          3,932           31.3
      Securities gains, net. . . . . .       721             17            704             NM
                                        --------        -------        -------
         Total . . . . . . . . . . . .    17,208         12,572          4,636           36.9
                                        --------        -------        -------
Noninterest expense:
      Employee compensation and
       other benefits. . . . . . . . .    22,938         17,269          5,669           32.8
      Net occupancy. . . . . . . . . .     4,850          4,512            338            7.5
      Equipment. . . . . . . . . . . .     2,603          2,223            380           17.1
      FDIC insurance premiums. . . . .       206             51            155          303.9
      Intangible amortization. . . . .     2,449            769          1,680          218.5
      Other. . . . . . . . . . . . . .    12,118          9,956          2,162           21.7
                                        --------        -------        -------
         Total . . . . . . . . . . . .    45,164         34,780         10,384           29.9
                                        --------        -------        -------
Income before income taxes . . . . . .    32,089         25,549          6,540           25.6
Less: tax-equivalent adjustment. . . .     1,980          1,274            706           55.4
Income tax expense . . . . . . . . . .    10,290          8,416          1,874           22.3
                                        --------        -------        -------
Net income . . . . . . . . . . . . . .  $ 19,819        $15,859        $ 3,960           25.0
                                        ========        =======        =======



                                            Six Months Ended
                                                June 30                        Change
                                        -----------------------        -----------------------
                                          1997           1996           Amount         Percent
                                        --------       --------        -------         -------
Total interest income
 (fully tax-equivalent). . . . . . . .  $235,340       $192,210        $43,130           22.4%
Total interest expense . . . . . . . .   117,201         93,305         23,896           25.6
                                        --------       --------        -------
      Net interest income. . . . . . .   118,139         98,905         19,234           19.4
Provision for loan losses. . . . . . .    18,429          5,282         13,147          248.9
Noninterest income:
      Service charges on deposits. . .    12,358         11,539            819            7.1
      Trust. . . . . . . . . . . . . .     6,208          4,746          1,462           30.8
      Other. . . . . . . . . . . . . .    11,745          7,819          3,926           50.2
                                        --------       --------        -------
                                          30,311         24,104          6,207           25.8
      Securities gains, net. . . . . .       851            690            161           23.3
                                        --------       --------        -------
         Total . . . . . . . . . . . .    31,162         24,794          6,368           25.7
                                        --------       --------        -------
Noninterest expense:
      Employee compensation and
         other benefits. . . . . . . .    42,763         34,889          7,874           22.6
      Net occupancy. . . . . . . . . .     9,591          8,985            606            6.7
      Equipment. . . . . . . . . . . .     5,076          4,473            603           13.5
      FDIC insurance premiums. . . . .       360             83            277          333.7
      Intangible amortization. . . . .     3,789          1,387          2,402          173.2
      Other. . . . . . . . . . . . . .    22,002         19,837          2,165           10.9
                                        --------       --------        -------
         Total . . . . . . . . . . . .    83,581         69,654         13,927           20.0
                                        --------       --------        -------
Income before income taxes . . . . . .    47,291         48,763         (1,472)          (3.0)
Less: tax-equivalent adjustment. . . .     3,567          2,498          1,069           42.8
Income tax expense . . . . . . . . . .    14,467         16,063         (1,596)          (9.9)
                                        --------       --------        -------
Net income . . . . . . . . . . . . . .  $ 29,257       $ 30,202        $  (945)          (3.1)
                                        ========       ========        =======

The following paragraphs discuss more fully significant changes and trends as they relate to Magna's results of operations during the three month and six month periods ended June 30, 1997 and its financial condition, asset quality, capital resources and liquidity as of June 30, 1997. This discussion should be read in conjunction with Magna's condensed consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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


RESULTS OF OPERATIONS

NET INTEREST INCOME

    Tax-equivalent net interest income increased 25.3% for the second quarter of 1997 compared with 1996 and increased 19.4% for the first six months of 1997 compared with the same period in 1996. The increases in tax-equivalent net interest income were principally attributable to increased volumes of interest earning assets and interest bearing liabilities derived from the Homeland acquisition.

    The net interest margin was 4.02% for the second quarter of 1997, compared with 3.96% for the first quarter of 1997 and 4.09% for the second quarter of 1996. The increase in the second quarter of 1997 compared with the first quarter of 1997 was primarily attributable to the Homeland acquisition as Homeland's net interest margin was greater than that of Magna. The net interest margin for the first six months of 1997 was 3.99% compared with 4.09% for the first six months of 1996. The decline during the 1997 period compared to the 1996 period occurred as the cost of funds increased at a greater rate than the yield on earning assets. The increase in the yield on earning assets was attributable to an increase in rates earned on Magna's investment portfolio which was partially offset by an increase in nonaccrual loans which contributed to a slight decline in rates earned on the loan portfolio. See "ASSET QUALITY." The increased cost of funds was primarily associated with higher rates paid on various categories of borrowings. Higher rates paid on other short-term borrowings derived from the Homeland acquisition contributed to this increase.

PROVISION FOR LOAN LOSSES

    Factors which influence management's determination of the provision for loan losses include, among other things, evaluation of the anticipated impact on the loan portfolio of current and projected economic conditions, historical loss trends, a review of individual loans and changes in the character and size of the portfolio. The increase in the provision for loan losses during the first six months of 1997 compared with the first six months of 1996, was primarily due to the additional provision described under "Overview." Activity in the reserve for loan losses and nonperforming loan data are presented and discussed under "ASSET QUALITY."

NONINTEREST INCOME

    Total noninterest income was $17.2 million for the second quarter of 1997 compared with $12.6 million for the second quarter of 1996. Noninterest income for the first six months of 1997 was $31.2 million compared with $24.8 million for the same period of 1996. Service charges on deposit accounts increased $.5 million for the second quarter of 1997 compared with the second quarter of 1996 and increased $.8 million for the six month periods compared. Virtually all of these increases were derived from the Homeland acquisition. The increases in income from trust services for the quarters and the six month periods compared were primarily due to an increase in the market value of trust assets on which certain fees are based and from the Homeland acquisition. The increase in other noninterest income for the periods compared resulted primarily from various sources of fee income of the acquired entity coupled with higher levels of fee income from brokerage and insurance activities along with increased levels of fee income associated with automatic teller machines ("ATM's"). This particular source of ATM fee income is derived from charges to non-Magna customers for their use of Magna's ATM's. The increase in net securities gains for the second quarter of 1997 compared with the second quarter of 1996 was the result of management's decision, in the second quarter of 1997, to reconfigure certain segments of the available-for-sale portion of the investment portfolio.

NONINTEREST EXPENSE

    Total noninterest expense was $45.2 million for the second quarter of 1997 compared with $34.8 million for the second quarter of 1996. For the first six months of 1997, total noninterest expense was $83.6 million compared with $69.7 million for the same period of 1996.

    The increases in employee compensation and other benefits for the 1997 periods compared with 1996 were attributable to the Homeland acquisition coupled with normal merit increases. The increases in net occupancy and equipment expenses for the 1997 periods compared with 1996 were attributable to direct expenses of the acquired entity. Federal Deposit Insurance Corporation ("FDIC") premiums include assessments levied in connection with the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund
(SAIF). Federal legislation enacted on September 30, 1996, reduced ongoing SAIF deposit insurance assessment rates and increased ongoing BIF deposit insurance assessment rates beginning January 1, 1997. This change in the insurance assessment rate structure, along with increased levels of insured deposits resulting from the acquired entity, were the primary factors contributing to the increase in FDIC insurance premiums for the periods compared. Substantially all of Magna's deposits are insured by the BIF. The increase in intangible amortization for the periods compared was primarily associated with amortization of goodwill attributable to the acquired entity. The increases in other noninterest expenses for the periods compared were attributable to the acquired entity.

    Magna recorded income tax expense of $10.3 million for the second quarter of 1997 compared with $8.4 million for the second quarter of 1996. For the first six months of 1997, income tax expense was $14.5 million compared with $16.1 million for the same period of 1996. The effective income tax rate was 34.2% and 34.7% for the second quarter of 1997 and 1996, respectively. The effective income tax rate was 33.1% and 34.7% for the first six months of 1997 and 1996, respectively. The decrease in the effective tax rate for the six month periods compared resulted primarily from generally lower levels of earnings coupled with increased levels of tax-exempt interest as a percentage of total interest income.


FINANCIAL CONDITION

GENERAL

    Certain components of Magna's consolidated balance sheet at June 30, 1997 compared with December 31, 1996 and June 30, 1996 are presented in summary form in Table 2. The increase in total assets at June 30, 1997 compared with December 31, 1996 reflects, primarily, the acquisition consummated in the first quarter of 1997.

TABLE 2 -- Selected Comparative Balance Sheet Items
(In thousands)
                                        June 30        December 31      June 30
                                          1997            1996            1996
                                       ----------      -----------     ----------
Total assets. . . . . . . . . . . . .  $6,931,641      $5,458,709      $5,350,174
Loans, net of
 unearned income. . . . . . . . . . .   4,437,047       3,415,309       3,349,283
Investments . . . . . . . . . . . . .   1,873,998       1,655,907       1,664,798
Deposits. . . . . . . . . . . . . . .   5,266,127       4,197,776       4,028,161
Federal funds purchased . . . . . . .     205,155          25,500         107,950
Repurchase agreements:
 Cash management. . . . . . . . . . .     473,698         428,701         416,390
 Other. . . . . . . . . . . . . . . .     139,981          80,247         103,504
Other short-term borrowings . . . . .      81,685          99,487          84,924
Long-term debt. . . . . . . . . . . .      82,419          77,577          94,327


LOANS

    Loans, net of unearned income, increased 29.9%, or $1.0 billion, from year-end 1996 to June 30, 1997. The majority of this increase was derived from the Homeland acquisition. In addition to acquired loans, Magna also has experienced modest growth in all categories of real estate loans.

    Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

TABLE 3 -- Loan Portfolio Composition
(In thousands)
                                       June 30                       December 31                       June 30
                                         1997                           1996                            1996
                                ----------------------          --------------------          ------------------------
                                  Amount       Percent          Amount       Percent           Amount          Percent
                                ----------     -------         ---------     -------          ---------        -------
Commercial borrowers:
---------------------
Commercial, financial
 and agricultural. . . . . . .  $  822,168      18.5%          $ 648,881       19.0%         $  618,747         18.5%
Commercial real estate . . . .   1,437,469      32.4           1,156,402       33.9           1,091,394         32.6
Real estate
 construction. . . . . . . . .     219,687       5.0             150,157        4.4             181,686          5.4
                                ----------     -----          ----------      -----          ----------        -----
      Total commercial . . . .   2,479,324      55.9           1,955,440       57.3           1,891,827         56.5
                                ----------     -----          ----------      -----          ----------        -----

Consumer borrowers:
-------------------
1-4 family residential
 real estate . . . . . . . . .   1,320,249      29.7             942,053       27.6             928,669         27.7
Other consumer loans,
 net of unearned income. . . .     637,474      14.4             517,816       15.1             528,787         15.8
                                ----------     -----          ----------      -----          ----------        -----
      Total consumer . . . . .   1,957,723      44.1           1,459,869       42.7           1,457,456         43.5
                                ----------     -----          ----------      -----          ----------        -----

      Total loans, net of
       unearned income . . . .  $4,437,047     100.0%         $3,415,309      100.0%         $3,349,283        100.0%
                                ==========     =====          ==========      =====          ==========        =====

INVESTMENTS

    Total investments increased 13.2%, or $218.1 million, at June 30, 1997 compared with year-end 1996. The increase in investment securities from year-end 1996 resulted primarily from the Homeland acquisition coupled with growth in tax-exempt securities. During the first six months of 1997, management lengthened the duration of the investment portfolio. During this time frame, longer term tax-exempt securities were emphasized in view of their positive attributes compared to other alternative investments. Magna's investment portfolio serves three important functions. First, it is a vehicle for managing balance sheet rate sensitivity. Second, it is a means for investment of excess funds. Third, the available-for-sale portion of the portfolio provides a resource from which liquidity needs may be satisfied.

    Table 4 presents the composition of investments for the periods presented.

TABLE 4 -- Investment Securities Portfolio Composition
(In thousands)
                                    June 30      December 31         June 30
                                      1997           1996             1996
                                   ----------    -----------       ----------
Held-to-maturity securities . .    $  148,035     $  154,729       $  142,410
Available-for-sale securities .     1,725,963      1,501,178        1,522,388
                                   ----------     ----------       ----------
   Total investments. . . . . .    $1,873,998     $1,655,907       $1,664,798
                                   ==========     ==========       ==========

GOODWILL AND OTHER INTANGIBLES

    Goodwill and other intangibles increased $95.9 million at June 30, 1997 from year-end 1996. Virtually all of this increase is attributable to goodwill associated with the first quarter 1997 acquisition of Homeland. This goodwill will be amortized over a period of 15 years.


DEPOSITS

    Total deposits increased $1.1 billion to $5.3 billion at June 30, 1997 from year-end 1996. The majority of this increase was derived from the Homeland acquisition. Excluding the effects of the acquisition, the time deposit component of interest bearing deposits increased from year-end 1996. This increase was partially offset by decreases in noninterest bearing deposits, interest bearing demand deposits and savings and market rate deposits. The decrease in noninterest bearing deposits was primarily due to seasonal factors which generally increase the level of these deposits at the end of a calendar year. The decreases in interest bearing demand deposits and savings and market rate deposits occurred, in part, because of a shift towards higher yielding time deposits. More aggressive sales efforts also contributed to the increase in time deposits.

    Table 5 sets forth the composition of deposits and the changes in each category for the periods presented.

TABLE 5 -- Deposit Liability Composition
(In thousands)
                                       June 30                    December 31                      June 30
                                        1997                         1996                            1996
                                ---------------------       ------------------------        -----------------------
                                  Amount      Percent         Amount         Percent          Amount        Percent
                                ----------    -------       ----------       -------        ----------      -------
Noninterest bearing. . . . . .  $  668,837      12.7%       $  575,504         13.7%        $  521,083        12.9%
Interest bearing demand
    deposits . . . . . . . . .     600,060      11.4           542,268         12.9            523,080        13.0
Savings and market
    rate deposits. . . . . . .   1,006,405      19.1           811,077         19.3            832,852        20.7
Time deposits less than
    $100,000 . . . . . . . . .   2,319,824      44.1         1,780,188         42.4          1,745,442        43.3
Time deposits $100,000
    or more. . . . . . . . . .     671,001      12.7           488,739         11.7            405,704        10.1
                                ----------     -----        ----------        -----         ----------       -----
      Total deposits . . . . .  $5,266,127     100.0%       $4,197,776        100.0%        $4,028,161       100.0%
                                ==========     =====        ==========        =====         ==========       =====

FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS

    Federal funds purchased increased $179.7 million from year-end 1996. Included in the increase are federal funds purchased attributable to the acquired entity. Federal funds purchased are short-term sources of funds utilized by Magna's banking subsidiary and are primarily obtained from its network of correspondent banks. As such, levels of federal funds purchased can fluctuate significantly. Seasonally high demand deposit levels at the end of a calendar year also tend to reduce the level of federal funds purchased at that time. Repurchase agreements increased $104.7 million from year-end 1996. Approximately $45.0 million of this increase was in the form of cash management repurchase agreements. Such accounts involve the daily transfer of excess funds from a noninterest bearing deposit account into the interest bearing cash management repurchase agreement account. The cash management repurchase agreement accounts are viewed by management as a stable source of funds from commercial depositors. Repurchase agreements, other than cash management repurchase agreements, increased $59.7 million from year-end 1996. Approximately $44.9 million of this increase relates to certain term repurchase agreements, entered into by Magna, which serve as an alternative source of funds to deposit funding sources. The remaining increase relates to other term repurchase agreements which generally represent an alternative to short-term certificates offered to Magna's commercial and public fund customer base.


OTHER SHORT-TERM BORROWINGS AND LONG-TERM DEBT

    Other short-term borrowings reflected a decrease of $17.8 million at June 30, 1997 compared with year-end 1996. Other short-term borrowings attributable to the acquired entity included three Federal Home Loan Bank advances totaling $50.2 million and an additional $4.5 million borrowing in the form of a treasury tax and loan note option account. One of the Federal Home Loan Bank advances in the amount of $40.0 million matures on June 5, 2000 but is callable by the holder, on a quarterly basis, beginning September 5, 1997. A $10.0 million advance matures on September

12, 1997. The weighted average interest rate associated with these advances is 5.68%. The increase in other short-term borrowings resulting from the acquired entity was more than offset by a reduction in other short-term borrowings previously recorded on the books of Magna. This reduction was primarily attributable to the maturity, in February 1997, of two Federal Home Loan Bank advances totaling $23.5 million and an additional advance in the amount of $50.0 million which was called for redemption in March 1997. As with federal funds purchased and repurchase agreements, other short-term borrowings serve as an alternative source of funds to deposit funding sources. The increase in long-term debt from year-end 1996 of $4.8 million was primarily attributable to the acquired entity and was comprised of several Federal Home Loan Bank advances having various interest rates and maturity dates.

ASSET QUALITY

    Magna's asset quality management program includes the establishment of investment and credit policies, the continued evaluation of the quality and trends of material assets and the prompt implementation of appropriate actions in view of the results of such evaluation. The objective of Magna's asset quality management program, particularly with regard to loans, is to manage credit exposure, a significant risk faced by all financial institutions, and to support the growth of a profitable and higher quality portfolio. Management continues to monitor the asset quality of the loan portfolio, promptly following up on problem credits and implementing workout strategies to manage the level of nonperforming assets.

    At June 30, 1997, nonperforming assets totaled $44.6 million, or .64% of total assets, compared with nonperforming assets at year-end 1996 of $30.2 million, or .55% of total assets. The level of nonperforming assets at June
30, 1997, includes those resulting from the Homeland acquisition. Excluding the nonperforming loans associated with the acquired entity, all categories of nonperforming loans remained relatively stable at June 30, 1997, when compared to year-end 1996, with the exception of the commercial, financial and agricultural category. Nonperforming loans associated with the commercial, financial and agricultural category increased $9.1 million at June 30, 1997 compared to year-end 1996. This increase primarily related to one credit in the amount of $14.9 million, which was placed on nonaccrual status as of March 31, 1997. Since the credit was originally placed on nonaccrual status, certain collateral has been liquidated, thus reducing the balance due on the credit. In addition to the portion of this credit being placed on nonaccrual status, approximately $14.4 million was charged to the reserve for loan losses. Management continues to take action to maximize Magna's potential recovery with respect to this credit. The level of foreclosed property at June 30, 1997 compared to year-end 1996 remained stable. Magna does not anticipate any significant losses on the disposition of other real estate owned at June 30, 1997.

    As a result of the above charge-off, net charge-offs for the first six months of 1997 totaled $21.2 million compared with $4.3 million for the first six months of 1996. Net charge-offs increased to $3.2 million for the second quarter of 1997 from $2.2 million for the second quarter of 1996. With the exception of the specific charge-off discussed herein, net charge-offs associated with all other loan categories remained relatively stable for the periods compared. The ratio of the reserve for loan losses to total loans was 1.26% and 1.33% at June 30, 1997 and 1996, respectively. Management believes that the reserve for loan losses is adequate to provide for possible losses inherent in the loan portfolio. However, no assurance can be given that subsequent changes in economic conditions, risk elements and other factors will not require significant changes in the level of the loan loss reserve.


    Table 6 sets forth a summary of Magna's loan portfolio mix and nonperforming assets.

TABLE 6 -- Loan Portfolio Mix and Nonperforming Assets
(In thousands)
                                                     June 30, 1997                           December 31, 1996
                                            -----------------------------             ------------------------------
                                             Loans and            Non-                 Loans and             Non-
                                            Foreclosed         performing             Foreclosed          performing
                                             Property            Assets                Property             Assets
                                            ----------         ----------             ----------          ----------
  Commercial borrowers:
  ---------------------
    Commercial, financial and
     agricultural. . . . . . . . . . . . .  $  822,168           $15,738              $  648,881           $ 6,684
    Commercial real estate . . . . . . . .   1,437,469             7,552               1,156,402             7,229
    Real estate construction . . . . . . .     219,687             1,524                 150,157               730
                                            ----------           -------              ----------           -------
      Total commercial . . . . . . . . . .   2,479,324            24,814               1,955,440            14,643
  Consumer borrowers:
  -------------------
    1-4 family residential
     real estate . . . . . . . . . . . . .   1,320,249            12,635                 942,053             9,971
    Other consumer loans, net
     of unearned income. . . . . . . . . .     637,474             4,912                 517,816             2,694
                                            ----------           -------              ----------           -------
      Total consumer . . . . . . . . . . .   1,957,723            17,547               1,459,869            12,665
                                            ----------           -------              ----------           -------
    Total loans, net of
     unearned income . . . . . . . . . . .   4,437,047            42,361               3,415,309            27,308
  Foreclosed property. . . . . . . . . . .       2,230             2,230                   2,906             2,906
                                            ----------           -------              ----------           -------
    Total. . . . . . . . . . . . . . . . .  $4,439,277           $44,591              $3,418,215           $30,214
                                            ==========           =======              ==========           =======

  Nonaccrual loans . . . . . . . . . . . .                       $29,710                                   $17,133
  Loans past due 90 days or more . . . . .                        12,409                                    10,175
  Restructured loans . . . . . . . . . . .                           242                                      -
                                                                 -------                                   -------
    Total nonperforming loans. . . . . . .                        42,361                                    27,308
  Foreclosed property. . . . . . . . . . .                         2,230                                     2,906
                                                                 -------                                   -------
    Total nonperforming assets . . . . . .                       $44,591                                   $30,214
                                                                 =======                                   =======

  Nonperforming loans to
    total loans. . . . . . . . . . . . . .                           .95%                                      .80%
  Nonperforming assets to total
    loans and foreclosed property. . . . .                          1.00                                       .88
  Nonperforming assets to
    total assets . . . . . . . . . . . . .                           .64                                       .55

     Table 7 presents information pertaining to the activity in and an analysis of Magna's reserve for loan losses for the periods presented.

TABLE 7 -- Reserve For Loan Losses
(In thousands)
                                            Three Months Ended    Six Months Ended
                                                  June 30              June 30
                                            ------------------   -----------------
                                              1997      1996      1997      1996
                                            -------   --------   -------   -------
Balance at beginning of period. . . . . . . $55,656   $43,905    $45,382   $42,623
Reserves of acquired institutions . . . . .    -         -        13,146       890
Loans charged off:
 Commercial borrowers:
   Commercial, financial and agricultural .  (1,420)   (1,180)   (18,569)   (2,553)
   Commercial real estate . . . . . . . . .    (847)     (308)    (1,287)     (839)
   Real estate construction . . . . . . . .      (1)     (210)       (25)     (272)
                                            -------   -------    -------   -------
     Total commercial . . . . . . . . . . .  (2,268)   (1,698)   (19,881)   (3,664)
 Consumer borrowers:
   1-4 family residential real estate . . .    (253)     (413)      (393)     (692)
   Other consumer loans . . . . . . . . . .  (1,528)   (1,343)    (3,088)   (2,520)
                                            -------   -------    -------   -------
     Total consumer . . . . . . . . . . . .  (1,781)   (1,756)    (3,481)   (3,212)
                                            -------   -------    -------   -------

       Total charge-offs. . . . . . . . . .  (4,049)   (3,454)   (23,362)   (6,876)
                                            -------   -------    -------   -------

Recoveries of loans previously charged off:
 Commercial borrowers:
   Commercial, financial and agricultural .     346       634        891     1,405
   Commercial real estate . . . . . . . . .      39       189        148       288
   Real estate construction . . . . . . . .       2         3        185        17
                                            -------   -------    -------   -------
     Total commercial . . . . . . . . . . .     387       826      1,224     1,710
 Consumer borrowers:
   1-4 family residential real estate . . .      43       106        129       232
   Other consumer loans . . . . . . . . . .     412       282        778       603
                                            -------   -------    -------   -------
     Total consumer . . . . . . . . . . . .     455       388        907       835
                                            -------   -------    -------   -------

       Total recoveries . . . . . . . . . .     842     1,214      2,131     2,545
                                            -------   -------    -------   -------

Net loans charged off . . . . . . . . . . .  (3,207)   (2,240)   (21,231)   (4,331)
                                            -------   -------    -------   -------

Provision for loan losses charged
 to operations. . . . . . . . . . . . . . .   3,277     2,799     18,429     5,282
                                            -------   -------    -------   -------
Balance at end of period. . . . . . . . . . $55,726   $44,464    $55,726   $44,464
                                            =======   =======    =======   =======

Net loan charge-offs (annualized) to
 average loans. . . . . . . . . . . . . . .     .29%      .27%      1.05%      .27%
Reserve for loan losses to total loans. . .    1.26      1.33       1.26      1.33
Reserve for loan losses to
 nonperforming loans. . . . . . . . . . . .  131.55    156.72     131.55    156.72

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL

    Financial institutions are subject to various regulatory capital guidelines administered by the federal banking agencies. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total capital to risk-weighted assets of 4% and 8%, respectively. At June 30, 1997, Magna's Tier 1 and Total capital ratios were 10.84% and 12.02%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 3% for financial institutions that meet certain specified criteria, including having the highest regulatory ratings. Other financial institutions generally are required to maintain a leverage ratio of at least 4% to 5%. Magna's leverage ratio at June 30, 1997 was 7.20%.

DIVIDENDS AND RESOURCE COMMITMENTS

    The primary source of funds to Magna, on a parent company only basis, consists of dividends and management fees paid by its banking subsidiary whose ability to pay dividends and management fees is subject to limitations under various laws and regulations, and to prudent and sound banking principles. Because of such limitations, during the fourth quarter of 1996, Magna's banking subsidiary requested and received approval from the Office of the Comptroller of the Currency (the "OCC") to pay to Magna a special dividend sufficient for Magna to fund the cash portion of the acquisition consummated on March 1, 1997. The banking subsidiary also requested and received approval from the OCC to pay dividends in 1997 of up to 50% of its then-current period earnings, subject to the banking subsidiary maintaining its status as a "well capitalized" financial institution.

    Magna believes that the earnings of its banking subsidiary will be sufficient to provide capital to fund asset growth and to permit the distribution of cash dividends to Magna sufficient to meet Magna's operating and debt service requirements, as well as anticipated dividends, for the foreseeable future.

CREDIT FACILITY

    Magna has entered into a three year unsecured revolving credit facility (the "Credit Facility") with a syndicate of unaffiliated banks, which provides for borrowings by Magna of up to $100 million. Under the terms of the Credit Facility, Magna may elect to convert the principal balance of any outstanding revolving loans into term loans for a term ending no later than December 30, 2002. The Credit Facility contains specific covenants which, among other things, limit dividend payments, restrict the sale of assets by Magna under certain circumstances, provide for possible acceleration of the repayment terms upon the merger of Magna or its subsidiaries with and into unaffiliated entities and require the maintenance by Magna of certain financial ratios. At June 30, 1997, there were no amounts outstanding under the Credit Facility.

PART II - OTHER INFORMATION
---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

   (a)  Exhibits:  See Exhibit Index on page 23 hereof.

   (b) Reports on Form 8-K: On May 1, 1997, Magna filed a Current Report on Form 8-K/A dated May 1, 1997 that amended its Current Report on Form 8-K dated March 1, 1997 to report the acquisition of Homeland under Item 2. In addition, Magna filed the following financial statements with such report:


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


                                              MAGNA GROUP, INC.
                                        ---------------------------
                                                (Registrant)





DATE: August 8, 1997                   By:/s/ G. Thomas Andes
------------------------                  -------------------------
                                          G. Thomas Andes
                                          Chairman of the Board and
                                          Chief Executive Officer






DATE:  August 8, 1997                  By:/s/ Ronald A. Buerges
------------------------                  -------------------------
                                          Ronald A. Buerges
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                               EXHIBIT INDEX
                               -------------

EXHIBIT NO.                DESCRIPTION
-----------               ------------

  3.1       Restated Certificate of Incorporation
            of Magna Group, Inc.

  3.2       By-laws of Magna Group, Inc., as amended.

 10.1 Amended and restated employment agreement between Magna Group, Inc. and G. Thomas Andes effective January 1, 1995, and amended and restated June 6, 1996 and as of May 27, 1997.

 10.2       Supplemental Senior Executive Retirement
            Plan of Magna Group, Inc. dated May 27, 1997.

 11.1       Computation of Net Income Per Common
            Share.

 27.1       Financial Data Schedule.