Form 10-Q
period 1997-09-30
MAGNA GROUP INC
filed 1997-11-13
CIK 36094

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-Q


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             SEPTEMBER 30, 1997
                              -------------------------------------------------


                                      OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------   ------------------------


Commission file number                 1-12405
                      ---------------------------------------------------------

                              MAGNA GROUP, INC.
-------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Delaware                              37-0996453
-------------------------------- ----------------------------------------------
  (State or other jurisdiction       (I.R.S. Employer Identification No.)
      of incorporation or
         organization)

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

    Yes   x     No
       ------     ------

     Title of class of                     Number of shares
        common stock               outstanding as of November 10, 1997
-----------------------------    ---------------------------------------
Common stock, $2.00 par value                     33,099,748

                         TABLE OF CONTENTS

                                                               Page
                                                               ----
PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
          Condensed Consolidated Balance Sheets                  3
          Condensed Consolidated Statements of Income            4
          Condensed Consolidated Statements of Cash Flows        5
          Notes to Condensed Consolidated Financial Statements   6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS      8

PART II - OTHER INFORMATION

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                  22

SIGNATURE PAGE                                                  23

EXHIBIT INDEX                                                   24

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
                                                                SEPTEMBER 30    DECEMBER 31
                                                                    1997           1996
                                                                ------------    -----------
ASSETS
  Cash and due from banks                                       $  225,775      $  180,412
  Federal funds sold                                                21,619          34,068
  Securities:
    Held-to-maturity                                               143,715         154,729
    Available-for-sale                                           1,800,730       1,501,178
  Loans, net of unearned income                                  4,542,381       3,415,309
    Reserve for loan losses                                        (56,207)        (45,382)
                                                                ----------      ----------
                                                Net Loans        4,486,174       3,369,927
  Premises and equipment                                           113,577          81,815
  Goodwill and other intangibles                                   123,378          29,310
  Other assets                                                     129,512         107,270
                                                                ----------      ----------
                                             TOTAL ASSETS       $7,044,480      $5,458,709
                                                                ==========      ==========

LIABILITIES
  Deposits:
    Noninterest bearing                                         $  657,715      $  575,504
    Interest bearing                                             4,708,056       3,622,272
                                                                ----------      ----------
                                           Total Deposits        5,365,771       4,197,776

  Federal funds purchased                                          166,840          25,500
  Repurchase agreements                                            654,694         508,948
  Other short-term borrowings                                       97,214          99,487
  Long-term debt                                                    57,047          77,577
  Other liabilities                                                 76,839          65,460
                                                                ----------      ----------
                                        TOTAL LIABILITIES        6,418,405       4,974,748
Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
  Preferred stock:
    Class B, voting, $20 par value -
      1,996 shares issued and outstanding                               40              40
  Common stock, $2 par value - 33,638,506
    and 28,954,500 shares issued,
    respectively                                                    67,277          57,909
  Capital surplus                                                  332,306         230,258
  Retained earnings                                                242,715         215,744
  Treasury stock - 630,000 and 745,000
    shares at cost, respectively                                   (19,960)        (17,605)
  Net unrealized gains (losses)
    on securities                                                    3,697          (2,385)
                                                                ----------      ----------
                               TOTAL STOCKHOLDERS' EQUITY          626,075         483,961
                                                                ----------      ----------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $7,044,480      $5,458,709
                                                                ==========      ==========

See accompanying notes.

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30          SEPTEMBER 30
                                       ------------------    -----------------
                                         1997      1996         1997     1996
                                      -------------------    -----------------
Interest Income:
  Interest and fees on loans          $ 98,049   $72,111     $272,434  $212,503
  Securities:
    Taxable                             25,969    24,221       76,158    69,226
    Tax-exempt                           3,010     1,769        8,167     5,229
                                      --------   -------     --------  --------
                                        28,979    25,990       84,325    74,455
  Other interest income                  1,065       461        3,107     1,316
                                      --------   -------     --------  --------
             TOTAL INTEREST INCOME     128,093    98,562      359,866   288,274
Interest Expense:
  Deposits                              54,413    40,399      149,181   116,785
  Federal funds purchased                1,072       542        3,940     2,518
  Repurchase agreements                  8,033     6,010       22,075    15,589
  Other short-term borrowings            1,111     1,158        3,548     3,028
  Long-term debt                         1,525     1,727        4,611     5,221
                                      --------   -------     --------  --------
            TOTAL INTEREST EXPENSE      66,154    49,836      183,355   143,141
                                      --------   -------     --------  --------
               NET INTEREST INCOME      61,939    48,726      176,511   145,133
Provision for Loan Losses                4,477     2,499       22,906     7,781
                                      --------   -------     --------  --------
         NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES      57,462    46,227      153,605   137,352
Noninterest Income:
  Service charges on deposits            6,915     5,919       19,273    17,458
  Trust                                  3,190     2,356        9,398     7,102
  Securities gains, net                  1,123        89        1,974       779
  Other                                  8,009     4,158       19,754    11,977
                                      --------   -------     --------  --------
                                        19,237    12,522       50,399    37,316
Noninterest Expense:
  Employee compensation and
   other benefits                       22,840    17,048       65,603    51,937
  Net occupancy                          4,975     4,551       14,566    13,536
  Equipment                              2,335     2,154        7,411     6,627
  FDIC insurance premiums                  242       442          602       525
  Intangible amortization                2,470       766        6,259     2,153
  Other                                 11,871     9,554       33,873    29,391
                                      --------   -------     --------  --------
                                        44,733    34,515      128,314   104,169
                                      --------   -------     --------  --------
        INCOME BEFORE INCOME TAXES      31,966    24,234       75,690    70,499
Income Tax Expense                      10,723     8,208       25,190    24,271
                                      --------   -------     --------  --------

                        NET INCOME    $ 21,243   $16,026     $ 50,500  $ 46,228
                                      ========   =======     ========  ========

Average Shares Outstanding:
  Primary                               33,341    28,233       32,312    28,409
  Fully diluted                         34,652    29,792       33,076    29,999
Per Share Data:
  Net income:
    Primary                               $.64      $.57        $1.56     $1.63
                                          ====      ====        =====     =====
    Fully diluted                         $.63      $.56        $1.54     $1.59
                                          ====      ====        =====     =====

  Dividends declared                      $.25      $.22        $ .75     $ .66
                                          ====      ====        =====     =====

See accompanying notes.

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                        --------------------
                                                        1997            1996
                                                        ----            ----
NET CASH PROVIDED BY OPERATING ACTIVITIES          $    71,211       $  58,483

INVESTING ACTIVITIES
  Proceeds from maturities of held-to-maturity
    securities                                          12,923           7,119
  Proceeds from sale of held-to-maturity
    securities                                            -                 89
  Purchases of held-to-maturity securities              (1,397)        (12,346)
  Proceeds from maturities of available-
    for-sale securities                                785,964         268,048
  Proceeds from sales of available-for-
    sale securities                                    392,697         117,639
  Purchases of available-for-sale securities        (1,303,801)       (544,029)
  Net increase in loans                               (233,206)       (128,290)
  Proceeds from sales of foreclosed property             4,160           5,718
  Net purchases of premises and equipment              (13,387)         (4,567)
  Purchase of financial organization,
    net of cash received                               (18,988)         (2,233)
                                                   -----------       ---------
NET CASH USED IN INVESTING ACTIVITIES                 (375,035)       (292,852)

FINANCING ACTIVITIES
  Net increase in deposits                             222,318         140,776
  Cash dividends                                       (23,530)        (18,646)
  Net increase (decrease) in federal
    funds purchased                                     88,490         (21,595)
  Net increase in repurchase agreements                145,745         131,611
  Net increase (decrease) in other short-
    term borrowings                                    (81,079)          9,204
  Proceeds from long-term debt                            -             25,000
  Payments of long-term debt                              (267)             (6)
  Purchase of treasury stock                           (19,960)        (17,605)
  Other                                                  5,021           4,036
                                                   -----------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES              336,738         252,775
                                                   -----------       ---------
INCREASE IN CASH AND CASH EQUIVALENTS                   32,914          18,406
Cash and cash equivalents at beginning of period       214,480         222,213
                                                   -----------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   247,394       $ 240,619
                                                   ===========       =========

See accompanying notes.

MAGNA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

      The unaudited interim condensed consolidated financial statements of Magna Group, Inc. and its affiliates ("Magna") have been prepared in accordance with generally accepted accounting principles for the banking industry and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Reference is hereby made to the notes to consolidated financial statements contained in Magna's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements have been included herein and are of a normal recurring nature. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

PRO FORMA RESULTS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                                 --------------------
                                                                    1997       1996
                                                                    ----       ----
  Net Interest Income                                            $183,861    $178,117

  Net Income                                                       49,373      49,934

  Net Income Per Share:
   Primary                                                           1.48        1.52
   Fully diluted                                                     1.46        1.49

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

NOTE E--CAPITAL

      Prior to August 30, 1996, Magna repurchased 745,000 shares of its outstanding common stock. These shares were subsequently reissued in connection with the Homeland acquisition. During the period from August 30, 1996 through March 1, 1997, the acquisition date of Homeland, Magna did not repurchase any of its outstanding shares of common stock. Subsequent to the acquisition date of Homeland, Magna repurchased 630,000 shares issued in connection with this acquisition.

      In June 1997, Magna announced a common stock repurchase program authorizing the repurchase of 1.7 million shares. As of September 30, 1997, no shares have been repurchased in connection with this program.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

OVERVIEW
      Net income for the third quarter of 1997 was $21.2 million, or 64 cents per common share on a primary basis, compared with $16.0 million, or 57 cents per share, for the third quarter of 1996. For the first nine months of 1997, net income was $50.5 million, or $1.56 per common share on a primary basis, compared with $46.2 million, or $1.63 per share, in 1996. On a fully diluted basis, net income per common share was 63 cents for the third quarter of 1997 compared with 56 cents for the third quarter of 1996 and was $1.54 for the first nine months of 1997 compared with $1.59 for the first nine months of 1996.

      Operating results of the Homeland acquisition consummated on March 1, 1997, are included since the acquisition date and are material to Magna's financial condition and results of operations for the periods presented.

      The increases in net income, for the quarters and nine month periods compared, were primarily attributable to the operating results of the acquired entity which were partially offset by Magna's decision to add an additional $12.5 million to its first quarter 1997 provision for loan losses to cover potential exposure associated with one sizeable credit.

      On July 18, 1997, Magna completed the consolidation of its Iowa banking operations with and into its largest banking subsidiary, Magna Bank, N.A., headquartered in Brentwood, Missouri. As a result, Magna has one banking subsidiary that operates in the states of Illinois, Iowa and Missouri.

      Table 1 summarizes Magna's statement of income and the change in each category for the periods presented.

TABLE 1 -- Comparative Statements of Income
(In thousands)
                                               Three Months Ended
                                                  September 30                  Change
                                           ----------------------       -----------------------
                                              1997          1996         Amount         Percent
                                           --------       -------       -------         -------
Total interest income
 (fully tax-equivalent) . . . . . . . .    $130,112       $99,846       $30,266          30.3%
Total interest expense. . . . . . . . .      66,154        49,836        16,318          32.7
                                           --------       -------       -------
   Net interest income. . . . . . . . .      63,958        50,010        13,948          27.9
Provision for loan losses . . . . . . .       4,477         2,499         1,978          79.2
Noninterest income:
   Service charges on deposits. . . . .       6,915         5,919           996          16.8
   Trust. . . . . . . . . . . . . . . .       3,190         2,356           834          35.4
   Other. . . . . . . . . . . . . . . .       8,009         4,158         3,851          92.6
                                           --------       -------       -------
                                             18,114        12,433         5,681          45.7
   Securities gains, net. . . . . . . .       1,123            89         1,034          <FNM>
                                           --------       -------       -------
      Total . . . . . . . . . . . . . .      19,237        12,522         6,715          53.6
                                           --------       -------       -------
Noninterest expense:
   Employee compensation and
      other benefits. . . . . . . . . .      22,840        17,048         5,792          34.0
   Net occupancy. . . . . . . . . . . .       4,975         4,551           424           9.3
   Equipment. . . . . . . . . . . . . .       2,335         2,154           181           8.4
   FDIC insurance premiums. . . . . . .         242           442          (200)        (45.2)
   Intangible amortization. . . . . . .       2,470           766         1,704         222.5
   Other. . . . . . . . . . . . . . . .      11,871         9,554         2,317          24.3
                                           --------       -------       -------
      Total . . . . . . . . . . . . . .      44,733        34,515        10,218          29.6
                                           --------       -------       -------
Income before income taxes. . . . . . .      33,985        25,518         8,467          33.2
Less: tax-equivalent adjustment . . . .       2,019         1,284           735          57.2
Income tax expense. . . . . . . . . . .      10,723         8,208         2,515          30.6
                                           --------       -------       -------
Net income. . . . . . . . . . . . . . .    $ 21,243       $16,026       $ 5,217          32.6
                                           ========       =======       =======


                                               Nine Months Ended
                                                 September 30                   Change
                                           ----------------------       -----------------------
                                              1997         1996         Amount          Percent
                                           --------      --------       -------         -------
Total interest income
 (fully tax-equivalent) . . . . . . . .    $365,453      $292,056       $73,397          25.1%
Total interest expense. . . . . . . . .     183,355       143,141        40,214          28.1
                                           --------      --------       -------
   Net interest income. . . . . . . . .     182,098       148,915        33,183          22.3
Provision for loan losses . . . . . . .      22,906         7,781        15,125         194.4
Noninterest income:
   Service charges on deposits. . . . .      19,273        17,458         1,815          10.4
   Trust. . . . . . . . . . . . . . . .       9,398         7,102         2,296          32.3
   Other. . . . . . . . . . . . . . . .      19,754        11,977         7,777          64.9
                                           --------      --------       -------
                                             48,425        36,537        11,888          32.5
   Securities gains, net. . . . . . . .       1,974           779         1,195         153.4
                                           --------      --------       -------
      Total . . . . . . . . . . . . . .      50,399        37,316        13,083          35.1
                                           --------      --------       -------
Noninterest expense:
   Employee compensation and
      other benefits. . . . . . . . . .      65,603        51,937        13,666          26.3
   Net occupancy. . . . . . . . . . . .      14,566        13,536         1,030           7.6
   Equipment. . . . . . . . . . . . . .       7,411         6,627           784          11.8
   FDIC insurance premiums. . . . . . .         602           525            77          14.7
   Intangible amortization. . . . . . .       6,259         2,153         4,106         190.7
   Other. . . . . . . . . . . . . . . .      33,873        29,391         4,482          15.2
                                           --------      --------       -------
      Total . . . . . . . . . . . . . .     128,314       104,169        24,145          23.2
                                           --------      --------       -------
Income before income taxes. . . . . . .      81,277        74,281         6,996           9.4
Less: tax-equivalent adjustment . . . .       5,587         3,782         1,805          47.7
Income tax expense. . . . . . . . . . .      25,190        24,271           919           3.8
                                           --------      --------       -------
Net income. . . . . . . . . . . . . . .    $ 50,500      $ 46,228       $ 4,272           9.2
                                           ========      ========       =======

<FNM> - Not Meaningful

The following paragraphs discuss more fully significant changes and trends as they relate to Magna's results of operations during the three month and nine month periods ended September 30, 1997 and its financial condition, asset quality, capital resources and liquidity as of September 30, 1997. This discussion should be read in conjunction with Magna's condensed consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

      The following discussion contains certain forward looking statements with respect to the financial condition, results of operations and business of Magna. These forward looking statements involve certain risks and uncertainties. For example, by accepting deposits at fixed rates at different times and for different terms and lending funds at fixed rates for fixed periods, a bank accepts the risk that the cost of funds may rise and the use of the funds may be at a fixed rate. Similarly, the cost of funds may fall, but a bank may have committed by virtue of the term of a deposit to pay what becomes an above market rate. Investments may decline in value in a rising interest rate environment. Loans have the risk that the borrower will not repay all funds in a timely manner as well as the risk of total loss. Collateral may or may not have the value attributed to it. The loan loss reserve, while believed adequate, may prove inadequate if one or more large borrowers, or numerous mid-range borrowers, or a combination of both, experience financial difficulty for individual or national or international reasons. Because the business of banking is highly regulated, decisions of governmental authorities, such as the rate of deposit insurance, can have a major effect on operating results. All of these uncertainties, as well as others, are present in a banking operation and stockholders are cautioned that management's view of the future on which it prices its products, evaluates collateral, sets loan reserves and estimates costs of operation and regulation may prove to be other than as anticipated.


RESULTS OF OPERATIONS

NET INTEREST INCOME

      Tax-equivalent net interest income increased 27.9% for the third quarter of 1997 compared with 1996 and increased 22.3% for the first nine months of 1997 compared with the same period in 1996. The increases in tax-equivalent net interest income were principally attributable to increased volumes of interest earning assets and interest bearing liabilities derived from the Homeland acquisition.

      The net interest margin was 3.96% for the third quarter of 1997 compared
with 3.94% for the third quarter of 1996.   The net interest margin for the
first nine months of 1997 was 3.98% compared with 4.04% for the first nine months of 1996. The decline, for the nine month periods compared, occurred as the cost of funds, driven by a competitive rate environment, increased at a greater rate than the yield on earning assets. The increase in the yield on earning assets was attributable to a combination of increased rates earned on Magna's investment and loan portfolios. The increased cost of funds was associated with higher rates paid on time deposits and various categories of borrowings, particularly other short-term borrowings acquired from Homeland.

PROVISION FOR LOAN LOSSES

      Factors which influence management's determination of the provision for loan losses include, among other things, evaluation of the anticipated impact on the loan portfolio of current and projected economic conditions, historical loss trends, a review of individual loans and changes in the character and size of the portfolio. The increase in the provision for loan losses for the quarters compared was primarily attributable to overall growth in the loan portfolio, along with a higher level of net charge-offs. The increase in the provision for loan losses during the first nine months of 1997 compared with the first nine months of 1996, was primarily due to the additional provision described under "Overview." Activity in the reserve for loan losses and nonperforming loan data are presented and discussed under "ASSET QUALITY."

NONINTEREST INCOME

      Total noninterest income was $19.2 million for the third quarter of 1997 compared with $12.5 million for the third quarter of 1996. Noninterest income for the first nine months of 1997 was $50.4 million compared with $37.3 million for the same period of 1996. Service charges on deposit accounts increased $1.0 million for the third quarter of 1997 compared with the third quarter of 1996 and increased $1.8 million for the nine month periods compared. The increases in service charges on deposit accounts for the periods compared were primarily attributable to the Homeland acquisition. The increases in income from trust services for the quarters and the nine month periods compared were primarily due to an increase in the market value of trust assets on which certain fees are based and from the Homeland acquisition. The increases in other noninterest income for the periods compared resulted primarily from various sources of fee income of the acquired entity coupled with higher levels of fee income from brokerage and insurance activities along with increased levels of fee income associated with automatic teller machines ("ATMs"). This particular source of ATM fee income is derived from charges to non-Magna customers for their use of Magna's ATMs. The increases in net securities gains for the 1997 periods compared to the 1996 periods were the result of management's decision, in the second quarter of 1997, to reconfigure certain segments of the available-for-sale portion of the investment portfolio. The reconfiguration of the available-for-sale portfolio continued through the third quarter.

NONINTEREST EXPENSE

      Total noninterest expense was $44.7 million for the third quarter of 1997 compared with $34.5 million for the third quarter of 1996. For the first nine months of 1997, total noninterest expense was $128.3 million compared with $104.2 million for the same period of 1996. The increases in employee compensation and other benefits for the 1997 periods, compared with 1996, were attributable to the Homeland acquisition coupled with normal merit increases. The increases in net occupancy and equipment expenses for the 1997 periods compared with 1996 were attributable to direct expenses of the acquired entity. Federal Deposit Insurance Corporation ("FDIC") premiums include assessments levied in connection with the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). During the third quarter of 1996, FDIC insurance premiums included a special assessment which was mandated by federal legislation enacted on September 30, 1996. This one-time special assessment recorded by Magna during the third quarter of 1996, amounted to $.4 million. This federal legislation reduced ongoing SAIF deposit insurance assessment rates and increased ongoing BIF deposit insurance assessment rates beginning January 1, 1997. Excluding the effects of the special assessment, the change in the insurance assessment rate structure, along with increased levels of insured deposits resulting from the acquired entity, were the primary factors contributing to the increases in FDIC insurance premiums for the periods compared. Substantially all of Magna's deposits are insured by the BIF. The increases in intangible amortization for the periods compared were primarily associated with amortization of goodwill attributable to the acquired entity. The increases in other noninterest expense for the periods compared were attributable to the acquired entity.

      Magna recorded income tax expense of $10.7 million for the third quarter of 1997 compared with $8.2 million for the third quarter of 1996. For the first nine months of 1997, income tax expense was $25.2 million compared with $24.3 million for the same period of 1996. The effective income tax rate was 33.5% and 33.9% for the third quarter of 1997 and 1996, respectively. The effective income tax rate was 33.3% and 34.4% for the first nine months of 1997 and 1996, respectively. The decrease in the effective tax rate for the nine month periods compared resulted primarily from increased levels of tax-exempt interest as a percentage of total interest income.


FINANCIAL CONDITION

GENERAL

      Certain components of Magna's consolidated balance sheet at September 30, 1997 compared with December 31, 1996 and September 30, 1996 are presented in summary form in Table 2. The increase in total assets at September 30, 1997 compared with December 31, 1996 reflects, primarily, the acquisition consummated in the first quarter of 1997.

TABLE 2 -- Selected Comparative Balance Sheet Items
(In thousands)
                               September 30    December 31    September 30
                                    1997          1996            1996
                               ------------    -----------    ------------
Total assets  . . . . . . . .   $7,044,480     $5,458,709      $5,384,481
Loans, net of
  unearned income . . . . . .    4,542,381      3,415,309       3,367,661
Investments . . . . . . . . .    1,944,445      1,655,907       1,596,466
Deposits  . . . . . . . . . .    5,365,771      4,197,776       4,164,860
Federal funds purchased . . .      166,840         25,500          20,195
Repurchase agreements:
  Cash management . . . . . .      583,271        428,701         421,879
  Other . . . . . . . . . . .       71,423         80,247          79,408
Other short-term borrowings .       97,214         99,487          98,628
Long-term debt. . . . . . . .       57,047         77,577          79,117


LOANS

      Loans, net of unearned income, increased 33.0%, or $1.1 billion, from year-end 1996 to September 30, 1997. The majority of this increase was derived from the Homeland acquisition. In addition to acquired loans, Magna also has experienced growth in all categories of real estate loans as well as consumer loans, primarily indirect automobile loans.

      Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

TABLE 3 -- Loan Portfolio Composition
(In thousands)
                                      September 30        December 31          September 30
                                          1997               1996                  1996
                                    ----------------   ----------------      ----------------
Commercial borrowers:               Amount   Percent   Amount   Percent      Amount   Percent
---------------------               ------   -------   ------   -------      ------   -------
Commercial, financial
 and agricultural . . . . . . .   $  828,458  18.3%  $  648,881  19.0%     $  630,705  18.7%
Commercial real estate. . . . .    1,454,834  32.0    1,156,402  33.9       1,099,213  32.7
Real estate
 construction . . . . . . . . .      269,542   5.9      150,157   4.4         162,238   4.8
                                  ---------- -----   ---------- -----      ---------- -----
    Total commercial. . . . . .    2,552,834  56.2    1,955,440  57.3       1,892,156  56.2
                                  ---------- -----   ---------- -----      ---------- -----

Consumer borrowers:
-------------------
1-4 family residential
 real estate. . . . . . . . . .    1,303,397  28.7      942,053  27.6         934,861  27.8
Other consumer loans,
 net of unearned income . . . .      686,150  15.1      517,816  15.1         540,644  16.0
                                  ---------- -----   ---------- -----      ---------- -----
    Total consumer. . . . . . .    1,989,547  43.8    1,459,869  42.7       1,475,505  43.8
                                  ---------- -----   ---------- -----      ---------- -----

    Total loans, net of
    unearned income . . . . . .   $4,542,381 100.0%  $3,415,309 100.0%     $3,367,661 100.0%
                                  ========== =====   ========== =====      ========== =====

INVESTMENTS

     Total investments increased 17.4%, or $288.5 million, at September 30, 1997 compared with year-end 1996. The increase in investment securities from year-end 1996 resulted primarily from the Homeland acquisition coupled with growth in U. S. Government agency and tax-exempt securities. The growth in U. S. Government agency securities resulted from reinvestment of U. S. Treasury security maturities coupled with associated growth in cash management repurchase agreements. See
"Federal Funds Purchased and Repurchase Agreements."   In addition, during the
first nine months of 1997, management lengthened the duration of the investment portfolio. During this time frame, longer term tax-exempt securities were emphasized, due to their attractive after-tax yields compared to other alternative investments. Magna's investment portfolio serves three important functions. First, it is a vehicle for managing balance sheet rate sensitivity. Second, it is a means for investment of excess funds. Third, the available-for-sale portion of the portfolio provides a resource from which liquidity needs may be satisfied.

      Table 4 presents the composition of investments for the periods presented.

TABLE 4 -- Investment Securities Portfolio Composition
(In thousands)
                                     September 30    December 31    September 30
                                          1997           1996           1996
                                     ------------    -----------    ------------
Held-to-maturity securities . .       $  143,715     $  154,729      $  141,848
Available-for-sale securities .        1,800,730      1,501,178       1,454,618
                                      ----------     ----------      ----------
   Total investments. . . . . .       $1,944,445     $1,655,907      $1,596,466
                                      ==========     ==========      ==========

GOODWILL AND OTHER INTANGIBLES

      Goodwill and other intangibles increased $94.1 million at September 30, 1997 from year-end 1996. Virtually all of this increase is attributable to goodwill associated with the first quarter 1997 acquisition of Homeland.
This goodwill is being amortized over a period of 15 years.


DEPOSITS

      Total deposits increased $1.2 billion to $5.4 billion at September 30, 1997 from year-end 1996. The majority of this increase was derived from the Homeland acquisition. Excluding the effects of the acquisition, the time deposit component of interest bearing deposits increased from year-end 1996. This increase was partially offset by decreases in noninterest bearing deposits, interest bearing demand deposits and savings and market rate deposits. The decrease in noninterest bearing deposits was primarily due to seasonal factors which generally increase the level of these deposits at the end of a calendar year. The decreases in interest bearing demand deposits and savings and market rate deposits occurred, in part, because of a shift towards higher yielding time deposits. More aggressive sales efforts also contributed to the increase in time deposits.

      Table 5 sets forth the composition of deposits and the changes in each category for the periods presented.

TABLE 5 -- Deposit Liability Composition
(In thousands)
                                       September 30       December 31          September 30
                                           1997              1996                  1996
                                     ---------------    ---------------       ---------------
                                     Amount  Percent    Amount  Percent       Amount  Percent
                                     ------  -------    ------  -------       ------  -------
Noninterest bearing . . . . . .   $  657,715  12.3%  $  575,504  13.7%     $  532,436  12.8%
Interest bearing demand
 deposits . . . . . . . . . . .      617,357  11.5      542,268  12.9         522,485  12.5
Savings and market
 rate deposits. . . . . . . . .      977,458  18.2      811,077  19.3         818,365  19.7
Time deposits less than
 $100,000 . . . . . . . . . . .    2,375,697  44.3    1,780,188  42.4       1,794,637  43.1
Time deposits $100,000
 or more. . . . . . . . . . . .      737,544  13.7      488,739  11.7         496,937  11.9
                                  ---------- -----   ---------- -----      ---------- -----
   Total deposits . . . . . . .   $5,365,771 100.0%  $4,197,776 100.0%     $4,164,860 100.0%
                                  ========== =====   ========== =====      ========== =====

FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS

      Federal funds purchased increased $141.3 million from year-end 1996. Federal funds purchased are short-term sources of funds utilized by Magna's banking subsidiary and are primarily obtained from its network of correspondent and respondent banks. As such, levels of federal funds purchased can fluctuate significantly. A substantial portion of the increased level of federal funds purchased at September 30, 1997, was attributable to federal funds purchased from additional correspondent banks that resulted from the Homeland acquisition. Seasonally high demand deposit levels at the end of a calendar year also tend to reduce the level of federal funds purchased at that time. Cash management repurchase agreements increased $154.6 million from year-end 1996. Such accounts involve the daily transfer of excess funds from a noninterest bearing deposit account into the interest bearing cash management repurchase agreement account. The cash management repurchase agreement accounts are viewed by management as a stable source of funds from commercial depositors. A portion of the increased level of cash management repurchase agreements was attributable to marketing efforts associated with Iowa customers as the acquired entity did not offer this form
of repurchase agreement account.   Repurchase agreements, other than cash
management repurchase agreements, decreased $8.8 million from year-end 1996. These term repurchase agreements serve as an alternative source of funds to deposit funding sources. As such, the level of funds derived from such repurchase agreements can fluctuate. Certain forms of these term repurchase agreements represent an alternative to short-term certificates of deposit offered to Magna's commercial and public fund customer base.

OTHER SHORT-TERM BORROWINGS AND LONG-TERM DEBT

      Other short-term borrowings reflected a modest decrease of $2.3 million at September 30, 1997 compared with year-end 1996. Other short-term borrowings attributable to the acquired entity included various Federal Home Loan Bank advances and an additional borrowing in the form of a treasury tax and loan note option account. One of the Federal Home Loan Bank advances in the amount of $40.0 million matures on June 5, 2000 but is callable by the holder, on a quarterly basis. A second advance, in the amount of $10.0 million, matured on September 12, 1997. The increase in other short-term borrowings, that resulted from the acquired entity, was offset by other activities in the other short-term borrowings category as recorded on the books of Magna. This additional activity included maturities, during the first nine months, of various Federal Home Loan Bank advances totaling $38.5 million and an additional advance in the amount of $50.0 million which was called for redemption in March 1997. This activity was partially offset by the addition of a $25.0 million Federal Home Loan Bank advance which was reclassified from long-term debt to other short-term borrowings as a result of its September 1998 maturity. As with federal funds purchased and repurchase agreements, other short-term borrowings serve as an alternative source of funds to deposit funding sources. The decrease in long-term debt from year-end 1996 of $20.5 million was primarily attributable to the above referenced Federal Home Loan Bank advance reclassification to other short-term borrowings, which was partially offset by the addition of several Federal Home Loan Bank advances of the acquired entity, having various interest rates and maturity dates.


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

      At September 30, 1997, nonperforming assets totaled $46.0 million, or .65% of total assets, compared with nonperforming assets at year-end 1996 of
$30.2 million, or .55% of total assets. The level of nonperforming assets at September 30, 1997, includes those resulting from the Homeland acquisition. Excluding the nonperforming loans associated with the acquired entity, all categories of nonperforming loans remained relatively stable at September 30, 1997, when compared to year-end 1996, with the exception of the commercial, financial and agricultural category. Nonperforming loans associated with the commercial, financial and agricultural category increased $8.9 million at September 30, 1997 compared to year-end 1996. This increase primarily related to one credit in the amount of $14.9 million, which was placed on nonaccrual status as of March 31, 1997. Since the credit was originally placed on nonaccrual status, certain collateral has been liquidated, thus reducing the balance due on the credit. In addition to the portion of this credit being placed on nonaccrual status, approximately $14.4 million was charged to the reserve for loan losses. Management continues to take action to maximize Magna's potential recovery with respect to this credit. The level of foreclosed property was $2.0 million at September 30, 1997 compared to $2.9 million at year-end 1996. Magna does not anticipate any significant losses on the disposition of other real estate owned at September 30, 1997.

      Net charge-offs for the first nine months of 1997 totaled $25.2 million compared with $6.2 million for the first nine months of 1996. Net charge-offs increased to $4.0 million for the third quarter of 1997 from $1.9 million for the third quarter of 1996. With the exception of the specific charge-off discussed herein and net charge-offs associated with loans acquired from Homeland, net charge-offs associated with all loan categories remained relatively stable for the periods compared. The ratio of the reserve for loan losses to total loans was 1.24% and 1.34% at September 30, 1997 and 1996, respectively. Management believes that the reserve for loan losses is adequate to provide for possible losses inherent in the loan portfolio. However, no assurance can be given that subsequent changes in economic conditions, risk elements and other factors will not require significant changes in the level of the loan loss reserve.


      Table 6 sets forth a summary of Magna's loan portfolio mix and nonperforming assets.

TABLE 6 -- Loan Portfolio Mix and Nonperforming Assets
(In thousands)
                                          September 30, 1997             December 31, 1996
                                       ------------------------      -------------------------
                                       Loans and        Non-         Loans and         Non-
                                       Foreclosed    performing      Foreclosed     performing
                                        Property       Assets         Property        Assets
                                       ----------    ----------      ----------     ----------
  Commercial borrowers:
  ---------------------
    Commercial, financial and
     agricultural . . . . . . . . . .  $  828,458     $15,627        $  648,881      $ 6,684
    Commercial real estate. . . . . .   1,454,834       7,448         1,156,402        7,229
    Real estate construction. . . . .     269,542       2,524           150,157          730
                                       ----------     -------        ----------      -------
      Total commercial. . . . . . . .   2,552,834      25,599         1,955,440       14,643
  Consumer borrowers:
  -------------------
    1-4 family residential
     real estate. . . . . . . . . . .   1,303,397      14,721           942,053        9,971
    Other consumer loans, net
     of unearned income . . . . . . .     686,150       3,760           517,816        2,694
                                       ----------     -------        ----------      -------
      Total consumer. . . . . . . . .   1,989,547      18,481         1,459,869       12,665
                                       ----------     -------        ----------      -------
    Total loans, net of
     unearned income. . . . . . . . .   4,542,381      44,080         3,415,309       27,308
  Foreclosed property . . . . . . . .       1,964       1,964             2,906        2,906
                                       ----------     -------        ----------      -------
    Total . . . . . . . . . . . . . .  $4,544,345     $46,044        $3,418,215      $30,214
                                       ==========     =======        ==========      =======

  Nonaccrual loans. . . . . . . . . .                 $29,239                        $17,133
  Loans past due 90 days or more. . .                  14,605                         10,175
  Restructured loans. . . . . . . . .                     236                           -
                                                      -------                        -------
    Total nonperforming loans . . . .                  44,080                         27,308
  Foreclosed property . . . . . . . .                   1,964                          2,906
                                                      -------                        -------
    Total nonperforming assets. . . .                 $46,044                        $30,214
                                                      =======                        =======

  Nonperforming loans to
    total loans . . . . . . . . . . .                     .97%                           .80%
  Nonperforming assets to total
    loans and foreclosed property . .                    1.01                            .88
  Nonperforming assets to
    total assets. . . . . . . . . . .                     .65                            .55

      Table 7 presents information pertaining to the activity in and an analysis of Magna's reserve for loan losses for the periods presented.

TABLE 7 -- Reserve For Loan Losses
(In thousands)
                                           Three Months Ended   Nine Months Ended
                                               September 30        September 30
                                           ------------------   ------------------
                                              1997      1996       1997     1996
                                           --------   -------   --------  --------
Balance at beginning of period  . . . . . . $55,726   $44,464   $ 45,382  $ 42,623
Reserves of acquired institutions . . . . .    -         -        13,146       890
Loans charged off:
 Commercial borrowers:
   Commercial, financial and agricultural .  (1,661)     (925)   (20,230)   (3,478)
   Commercial real estate . . . . . . . . .     (99)     (748)    (1,386)   (1,587)
   Real estate construction . . . . . . . .     (23)      (45)       (48)     (317)
                                            -------   -------   --------  --------
     Total commercial . . . . . . . . . . .  (1,783)   (1,718)   (21,664)   (5,382)
 Consumer borrowers:
   1-4 family residential real estate . . .    (263)     (455)      (656)   (1,147)
   Other consumer loans . . . . . . . . . .  (2,849)   (1,004)    (5,937)   (3,524)
                                            -------   -------   --------  --------
     Total consumer . . . . . . . . . . . .  (3,112)   (1,459)    (6,593)   (4,671)
                                            -------   -------   --------  --------

       Total charge-offs  . . . . . . . . .  (4,895)   (3,177)   (28,257)  (10,053)
                                            -------   -------   --------  --------

Recoveries of loans previously charged off:
 Commercial borrowers:
   Commercial, financial and agricultural .     497       770      1,388     2,175
   Commercial real estate . . . . . . . . .      30       123        178       411
   Real estate construction . . . . . . . .      26         3        211        20
                                            -------   -------   --------  --------
     Total commercial . . . . . . . . . . .     553       896      1,777     2,606
 Consumer borrowers:
   1-4 family residential real estate . . .      70       140        199       372
   Other consumer loans . . . . . . . . . .     276       271      1,054       874
                                            -------   -------   --------  --------
     Total consumer . . . . . . . . . . . .     346       411      1,253     1,246
                                            -------   -------   --------  --------

       Total recoveries . . . . . . . . . .     899     1,307      3,030     3,852
                                            -------   -------   --------  --------

Net loans charged off . . . . . . . . . . .  (3,996)   (1,870)   (25,227)   (6,201)
                                            -------   -------   --------  --------

Provision for loan losses charged
 to operations  . . . . . . . . . . . . . .   4,477     2,499     22,906     7,781
                                            -------   -------   --------  --------
Balance at end of period  . . . . . . . . . $56,207   $45,093   $ 56,207  $ 45,093
                                            =======   =======   ========  ========

Net loan charge-offs (annualized) to
 average loans  . . . . . . . . . . . . . .     .35%      .22%       .80%      .25%
Reserve for loan losses to total loans  . .    1.24      1.34       1.24      1.34
Reserve for loan losses to
 nonperforming loans  . . . . . . . . . . .  127.51    171.12     127.51    171.12

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL

      Financial institutions are subject to various regulatory capital guidelines administered by the federal banking agencies. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total capital to risk-weighted assets of 4% and 8%, respectively. At September 30, 1997, Magna's Tier 1 and Total capital ratios were 10.97% and 12.12%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 3% for financial institutions that meet certain specified criteria, including having the highest regulatory ratings. Other financial institutions generally are required to maintain a leverage ratio of at least 4% to 5%. Magna's leverage ratio at September 30, 1997 was 7.34%.

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

CREDIT FACILITY

      Magna has entered into a three year unsecured revolving credit facility (the "Credit Facility") with a syndicate of unaffiliated banks, which provides for borrowings by Magna of up to $100 million. Under the terms of the Credit Facility, Magna may elect to convert the principal balance of any outstanding revolving loans into term loans for a term ending no later than December 30, 2002. The Credit Facility contains specific covenants which, among other things, limit dividend payments, restrict the sale of assets by Magna under certain circumstances, provide for possible acceleration of the repayment terms upon the merger of Magna or its subsidiaries with and into unaffiliated entities and require the maintenance by Magna of certain financial ratios. At September 30, 1997, there were no amounts outstanding under the Credit Facility.

PART II - OTHER INFORMATION
---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

      (a) Exhibits:  See Exhibit Index on page 24 hereof.

      (b) Reports on Form 8-K: No reports on Form 8-K were filed by Magna during the third quarter of 1997.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   MAGNA GROUP, INC.
                                        --------------------------------------
                                                     (Registrant)





DATE:  November 10, 1997              By:/s/ G. Thomas Andes
------------------------------           -------------------------------------
                                        G. Thomas Andes
                                        Chairman of the Board and
                                        Chief Executive Officer






DATE:  November 10, 1997              By:/s/ Robert S. Kahler
------------------------------           -------------------------------------
                                        Robert S. Kahler
                                        Executive Vice President
                                        and Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

                            EXHIBIT INDEX
                            -------------

EXHIBIT NO.                 DESCRIPTION
-----------                 -----------



10.1              Supplemental Executive Retirement Plan
                  of Magna Group, Inc. dated October, 1997.

10.2              Agreement dated October 20, 1997, between
                  Magna Group, Inc. and Robert S. Kahler.

10.3              Agreement dated October 17, 1997, between
                  Magna Group, Inc. and Bradford W. Koeneman.

11.1              Computation of Net Income Per Common
                  Share.

27.1              Financial Data Schedule.