Form 10-K405
period 1997-12-31
MAGNA GROUP INC
filed 1998-03-18
CIK 36094

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ---------------------- TO ----------------------.

                        COMMISSION FILE NUMBER 001-12405

                           --------------------------

                               MAGNA GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       DELAWARE                                              37-0996453
     (STATE OR OTHER JURISDICTION OF INCORPORATION
                   OR ORGANIZATION)                              (I.R.S. EMPLOYER IDENTIFICATION NO.)

                    ONE MAGNA PLACE
            1401 SOUTH BRENTWOOD BOULEVARD
                  ST. LOUIS, MISSOURI                                        63144-1401
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (314) 963-2500

                           --------------------------

           SECURITIES REGISTERED PURSUANT TO
               SECTION 12(b) OF THE ACT:                      NAME OF EACH EXCHANGE ON WHICH REGISTERED:
             COMMON STOCK, $2.00 PAR VALUE                             NEW YORK STOCK EXCHANGE
            PREFERRED STOCK PURCHASE RIGHTS                            NEW YORK STOCK EXCHANGE

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 27, 1998:
                 Common Stock, $2.00 par value: $1,806,435,767.

    There is no established public trading market for the Registrant's Class B Voting Preferred Stock, which entitles the holder to one vote per share and of which non-affiliates hold all 1,981 outstanding shares.

    The number of shares outstanding of Registrant's Common Stock, as of February 27, 1998, was:
         Common Stock, $2.00 par value: 32,665,817 shares outstanding.

                           --------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    As provided herein, portions of the documents below are incorporated herein by reference:

                               DOCUMENT                              PART-FORM 10-K
                               --------                              --------------
    Proxy Statement for the 1998 Annual Meeting of Stockholders.....    Part III

================================================================================

                               MAGNA GROUP, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----
Part I
    Item 1--Business........................................          2
    Item 2--Properties......................................          9
    Item 3--Legal Proceedings...............................          9
    Item 4--Submission of Matters to a Vote of Security
            Holders.........................................          9

Part II
    Item 5--Market for Common Stock and Related Stockholder
            Matters.........................................          9
    Item 6--Selected Financial Data.........................         10
    Item 7--Management's Discussion and Analysis of
            Financial Condition and Results of Operations...         11
    Item 7A--Quantitative and Qualitative Disclosures About
             Market Risk....................................         33
    Item 8--Financial Statements and Supplementary Data.....         34
    Item 9--Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure..........         62

Part III
    Item 10--Directors and Executive Officers...............         62
    Item 11--Executive Compensation.........................         62
    Item 12--Security Ownership of Certain Beneficial
             Owners and Management..........................         62
    Item 13--Certain Relationships and Related
             Transactions...................................         62

Part IV
    Item 14--Exhibits, Financial Statement Schedules and
             Reports on Form 8-K.............................        62

    Signatures...............................................        63

                               MAGNA GROUP, INC.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Magna Group, Inc. ("Magna" or "Registrant") is a bank holding company whose business consists primarily of the ownership, supervision and control of a national banking association, located in the states of Illinois, Iowa and Missouri. Magna also owns certain other non-banking subsidiaries including brokerage and insurance subsidiaries.

    Magna was incorporated under the laws of the State of Delaware in 1974. Since 1974, Magna has grown from three locations and assets of approximately $127 million to 139 locations and assets of approximately $7.1 billion at December 31, 1997. This expansion was a result of both internal growth and an active acquisition program.

    Magna is a legal entity separate and distinct from its subsidiaries. Magna provides its subsidiaries with advice, counsel and specialized services in various fields of banking policy and operations. Such services include general administration, asset/liability management, accounting and financial reporting, internal auditing, lending policies and procedures, purchasing, advertising and public relations, product development, legal services, data processing and bank operations, and personnel recruitment and training. Magna and its affiliates had 2,361 full-time and 343 part-time employees at December 31, 1997.

PENDING ACQUISITION OF CHARTER FINANCIAL, INC.

    On November 19, 1997, Magna entered into a definitive agreement to acquire Charter Financial, Inc. and its wholly-owned thrift subsidiary Charter Bank, S.B. (collectively, "Charter"), headquartered in Sparta, Illinois. The acquisition is expected to be completed in the second quarter of 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Introduction."

PENDING MERGER WITH UNION PLANTERS CORPORATION

    On February 22, 1998, Magna entered into a definitive agreement with Union Planters Corporation ("Union Planters") providing for the acquisition of Magna by Union Planters. The acquisition, which is subject to, among other things, the approvals of the stockholders of both companies and appropriate regulatory agencies, provides for a tax-free exchange of 0.9686 of a share of Union Planters common stock for each share of Magna common stock. Holders of Magna's preferred stock will receive cash for each share of preferred stock, in an amount equal to the par value thereof. The acquisition is expected to be completed in the third quarter of 1998.

AFFILIATE BANK AND MARKET AREAS

    As of March 12, 1998, Magna owns, indirectly, all of the voting capital stock of one national bank, which operates from 139 locations in Illinois, Iowa and Missouri (the "Affiliate Bank").

    On March 1, 1997, Magna acquired Homeland Bankshares Corporation, Waterloo, Iowa ("Homeland"), thereby increasing the scope of its banking franchise to include the state of Iowa. Total assets of Homeland at the date of acquisition were approximately $1.3 billion. Homeland's one national bank, three Iowa state banks and one federal savings bank, acquired by Magna with its acquisition of Homeland, were merged with and into the Affiliate Bank in July 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Introduction."

    On September 26, 1997, the operations of Magna's trust company were consolidated with those of the Affiliate Bank.

    The operations of the Affiliate Bank are presently divided into 19 regions. The number of locations contained within such regions is as set forth below:

                          NUMBER OF
         REGION           LOCATIONS
         ------           ---------
Bloomington.............      3
Carbondale..............      5
Cedar Rapids/Iowa City..      2
Cedar Valley............     14
Centralia...............      7

                          NUMBER OF
         REGION           LOCATIONS
         ------           ---------
Columbia................      5
Decatur.................      4
Des Moines..............      3
Indianola...............      5
Lincoln.................      3

                          NUMBER OF
         REGION           LOCATIONS
         ------           ---------
Madison.................      8
Monticello..............      1
Oelwein.................      4
Peoria..................      7
Riverbend...............      6

                          NUMBER OF
         REGION           LOCATIONS
         ------           ---------
Springfield.............      2
St. Charles.............     11
St. Clair...............     21
St. Louis...............     28
                            ---
    Total Locations.....    139

PRODUCTS AND SERVICES

    The Affiliate Bank operates as a community bank and concentrates on relationship-oriented financial service activities, including business, consumer and real estate loans; credit cards; and checking, savings and time deposits. The Affiliate Bank's deposit base consists primarily of core deposits from within the communities which it serves, and lending activity is targeted to consumers and small-to-midsized businesses in the Affiliate Bank's immediate geographic areas. Customers of Magna's Affiliate Bank can conveniently access a broad range of investment and insurance services through the subsidiaries of MGI Group, Inc.

    The Affiliate Bank serves as a correspondent bank for approximately 277 banks, primarily in Illinois, Iowa and Missouri. Correspondent banking services include the processing of checks and collection items, overline loan assistance, investment safekeeping, assistance with operations and electronic funds transfer.

    The Affiliate Bank provides various trust services including, the administration of decedants' estates, trusts under wills, trusts under agreements, escrow agencies, guardianships, farm management and appraisal and related activities. At December 31, 1997, the Affiliate Bank had custodial assets and assets under management of approximately $2.9 billion.

    Banking is highly competitive in the market areas which Magna serves. The Affiliate Bank competes to varying degrees with numerous locally-owned commercial banks, major regional and money center banks and non-bank competitors. Non-bank competitors include savings and loan associations, credit unions, securities firms, money market funds, insurance companies, automobile finance companies, mortgage lending companies and credit card companies.

    Competition continues to intensify as non-bank entities broaden their marketing and financial services and as multibank holding companies continue to acquire banks and open new facilities in the market areas served by the Affiliate Bank. Nationwide interstate banking laws may further increase competition. See "Supervision and Regulation--Interstate Banking."

NON-BANK AFFILIATES

    The subsidiaries of MGI Group, Inc. and InBank Group, Inc. provide non-bank financial products and services (e.g. life insurance, annuities, stocks, bonds and investment advice) to customers of the Affiliate Bank and to customers of unaffiliated banks, respectively. The geographic extent of the trade territories served by the subsidiaries of MGI Group, Inc. and InBank Group, Inc. is dependent upon the market areas served by the Affiliate Bank and the unaffiliated banks, respectively.

SUPERVISION AND REGULATION

    GENERAL. As a bank holding company, Magna is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"), by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Bank holding companies are required to file reports with the Federal Reserve Board and to provide such additional information as the Federal Reserve Board may require. Magna's Affiliate Bank is regulated primarily by the Office of the Comptroller of the Currency ("OCC").

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

    Any capital loans by Magna to the Affiliate Bank would be subordinate in right of payment to deposits and certain other indebtedness of the Affiliate Bank. The right of Magna, and the right of Magna's creditors and stockholders, to participate in any distribution of the assets or earnings of the Affiliate Bank is necessarily subject to the prior claims of creditors of the Affiliate Bank, except to the extent that claims of Magna in its capacity as creditor may be recognized.

    FIRREA AND FDICIA. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), enacted primarily to deal with problems in the savings and loan industry, also affected commercial banking organizations. FIRREA mandates public disclosure by commercial banks of their Community Reinvestment Act ratings and mortgage lending records, establishes enhanced enforcement measures which are available for bank regulators to use against commercial banks and bankers and imposes cross liability on insured institutions under common control with any insured institution to which the Federal Deposit Insurance Corporation ("FDIC") gives financial assistance. FIRREA also permits bank holding companies to acquire savings and loan associations, subject to the approval of the Federal Reserve Board.

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

    Under the risk-based capital standard, the minimum consolidated ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) required by the Federal Reserve Board for bank holding companies is currently 8%. At least one-half of the total capital must be comprised of common equity, retained earnings, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, plus certain items such as goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of qualifying hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier 1 Capital and a limited amount of loan and lease loss reserves.

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

    Banking agencies have recently adopted final regulations that mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as part of the institution's regular safety and soundness examination. Banking agencies also have recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. Concurrently, banking agencies have proposed a methodology for evaluating interest rate risk. After gaining experience with the proposed measurement process, these banking agencies intend to propose further regulations to establish an explicit risk-based capital charge for interest rate risk.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Capital" and "Notes to Consolidated Financial Statements--15 Regulatory Matters."

    LIMITATIONS ON DIVIDENDS. Magna is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of funds to Magna on a parent company only basis consists of dividends and management fees from the Affiliate Bank. Various laws and regulations limit the amount of dividends and management fees the Affiliate Bank can pay to Magna without regulatory approval.

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

    During the fourth quarter of 1996, the Affiliate Bank requested and received approval from the OCC to pay to Magna a special dividend sufficient for Magna to fund the cash portion of the Homeland acquisition. As it would otherwise have been prevented from paying subsequent, future dividends, the Affiliate Bank also requested and received approval from the

OCC to pay dividends in 1997 of up to 50% of its then-current period earnings, while maintaining its status as a "well capitalized" financial institution. In the fourth quarter of 1997, the Affiliate Bank again requested and received approval from the OCC to continue, during 1998, the payment of dividends, on the same terms and conditions as were applicable in 1997. Payment of cash dividends by the Affiliate Bank beyond December 31, 1998 may require additional regulatory approval.

    The payment of dividends and management fees by the Affiliate Bank also may be affected by other factors, such as the maintenance of adequate capital for the Affiliate Bank.

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

    Under Federal Reserve Board policy, Magna is expected to act as a source of financial strength to the Affiliate Bank and to commit resources to support the Affiliate Bank in circumstances where it might not choose to do so absent such policy.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital; Dividends and Resource Commitments; and Credit Facility."

    FDIC ASSESSMENTS. Magna's Affiliate Bank is subject to FDIC deposit insurance assessments. Under FDICIA, the FDIC has adopted a risk-based premium schedule. Under this schedule, each financial institution is assigned to one of three capital groups--well capitalized, adequately capitalized or undercapitalized--and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary Federal and, if applicable, state supervisors and on the basis of other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.

    FIRREA required the FDIC to establish separate deposit insurance funds--the Bank Insurance Fund ("BIF") for banks and the Savings Association Insurance
Fund ("SAIF") for savings associations. The law also required the FDIC to set deposit insurance assessments at such levels as would cause the BIF and the SAIF to reach their "designated reserve ratios" of 1.25% of the deposits insured by them within a reasonable period of time. Due to the low costs of resolving bank insolvencies, the BIF reached its designated reserve ratio in May 1995. As a result, in November 1995, the FDIC lowered deposit insurance assessment rates for all banks by revising the range to 4 cents to 31 cents for every $100 of deposits. In addition, effective January 1, 1996, due to the fact that the BIF had reached its designated reserve ratio, the FDIC eliminated deposit insurance assessments (except for the minimum $2,000 payment required by law) for banks that were well capitalized and well managed. The deposit insurance assessment rate for all other banks ranged from 3 cents to 27 cents for every $100 of deposits. As of January 1, 1996, the SAIF had not reached the designated reserve ratio.

    The Deposit Insurance Funds Act of 1996 (the "Funds Act"), enacted as part of the Omnibus Appropriations Bill on September 30, 1996, required the FDIC to take immediate steps to recapitalize the SAIF and to change the basis on which funds are raised to make the scheduled payments on the FICO bonds issued in 1987 to replenish the Federal Savings and Loan Insurance Corporation. The new legislation, combined with regulations issued by the FDIC immediately after enactment of the Funds Act, provided for a special assessment in the amount of
65.7 basis points per $100 of insured deposits on SAIF-insured deposits held by depository institutions on March 31, 1995 (the special assessment was required by the Funds Act to recapitalize the SAIF to the designated reserve ratio of 1.25% of the deposits insured by SAIF). Payments of this assessment were made in November 1996, but were accrued by financial institutions in the third calendar quarter of 1996. Institutions that had deposits insured by both the BIF and the SAIF ("Oakar Banks") were required to pay the special assessment on 80% of their "adjusted attributable deposit amounts" ("AADA"). In addition, for purposes of future regular deposit insurance assessments, the AADA on which Oakar Banks pay assessments to SAIF was also reduced by 20%. Commencing January 1, 1997, BIF insured institutions became responsible for a portion of the annual carrying costs of the FICO bonds. Such institutions are assessed at 80% of the rate applicable to SAIF-insured institutions until December 31, 1999. Effective January 1, 1997, the Funds Act also reduced ongoing SAIF deposit insurance assessment rates to a range from 6.4 cents to 23 cents (from previous rates of 23 cents to 31 cents) per $100 of insured deposits and increased ongoing BIF deposit insurance assessment rates to a range from zero to 1.3 cents per $100 of insured deposits. Additionally, pursuant to the Funds Act, if the reserves in BIF at the end of any semiannual assessment period exceed 1.25% of insured deposits, the FDIC is required to refund the excess to the BIF-insured institutions.

    The Funds Act contemplates the merger of the SAIF and BIF by 1999, provided the consolidation/merger of federal bank and thrift charters under applicable law and regulation has been achieved by that time. Until such time, however, depository institutions will continue to be prohibited from shifting deposits from SAIF insurance coverage to BIF insurance coverage in an attempt to avoid the higher SAIF assessments. The FDIC has issued regulations to guard against the shifting of deposits from SAIF to BIF.

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

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Noninterest Expense."

    INTERSTATE BANKING. In September 1994, legislation was enacted that is expected to continue to have a significant effect in restructuring the banking industry in the United States of America. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 facilitates the interstate expansion and consolidation of banking organizations (i) by permitting bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state, (ii) by permitting national and state banks located in different states to merge across state lines, with the approval of the appropriate federal banking agency, unless the home state of either bank had passed legislation prior to June 1, 1997 (the effective date of the Act) that prohibited interstate mergers (and only Texas and Montana did so), (iii) by permitting banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state, (iv) by permitting foreign banks to establish, with approval of the regulators in the United States of America, branches outside their home states to the same extent that national or state banks located in the home state would be authorized to do so, and (v) by permitting banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state. One effect of this legislation has been to permit Magna to acquire banks located in any state and to permit bank holding companies located in any state to acquire banks and bank holding companies located in Illinois, Iowa and Missouri. Overall, this legislation is likely to continue to have the effects of increasing competition and promoting consolidation in the banking industry.

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

EXECUTIVE OFFICERS

    The following list sets forth, as of March 12, 1998, the names, ages and positions held by the executive officers of Magna. There is no family relationship between any of the named individuals.

        NAME              AGE                                    ALL POSITIONS HELD WITH REGISTRANT
        ----              ---                                    ----------------------------------
G. Thomas Andes           55         Chairman of the Board and Chief Executive Officer of Magna since December 1994. President and Chief Operating Officer of Magna since 1991. Prior thereto, Mr. Andes served as Vice
                                     Chairman of the Board of Magna from 1982 to 1991.

Ronald A. Buerges         36         Senior Executive Vice President of Magna since November 1997. Prior thereto, Mr. Buerges served as Executive Vice President and Chief Financial Officer of Magna from April 1996 to
                                     November 1997, Acting Chief Financial Officer of Magna from November 1995 to April 1996 and as Senior Vice President, Corporate Finance of Magna from 1993 to 1995. Prior to his employment by Magna, Mr. Buerges had been a Senior Manager with the accounting firm of
                                     Ernst & Young (now known as Ernst & Young LLP). Mr. Buerges was employed by Ernst & Young from 1983 to 1993.

Linda K. Fabel            54         Executive Vice President, Retail Banking of Magna since April 1994. Prior thereto, Ms.
                                     Fabel served as Executive Vice President, Management Information Systems of Magna from
                                     1991 to April 1994. Prior to her employment by Magna, Ms. Fabel served in a variety of senior capacities with IBM Corporation, including General Manager of IBM's St. Louis trading area during 1991 and Regional Manager from 1990 to 1991.

Gary D. Hemmer            44         Executive Vice President, Financial Markets of Magna since November 1997. Prior thereto,
                                     Mr. Hemmer served as Executive Vice President, Administration of Magna from April 1994 to
                                     November 1997, Executive Vice President, Retail Banking and Administration of Magna from
                                     1991 to April 1994 and as Vice President, Administration of Magna from 1986 to 1991.

Robert S. Kahler          46         Executive Vice President and Chief Financial Officer of Magna since November 1997. Prior thereto, Mr. Kahler served as Executive Vice President, Financial Markets of Magna from
                                     March 1997 to November 1997. Prior to his employment by Magna, Mr. Kahler served as
                                     Executive Vice President and Chief Financial Officer of Homeland.

Bradford W. Koeneman      40         Executive Vice President, Investor Relations/Marketing of Magna since November 1997. Prior to his employment by Magna, Mr. Koeneman served in both the equities and fixed income divisions of Goldman, Sachs & Co., beginning in 1987 and was named Vice President in 1991.

Robert J. Mathias         45         Executive Vice President, Credit Administration of Magna since February 1997. Prior thereto, Mr. Mathias served in a variety of senior capacities with The Boatmen's National
                                     Bank of St. Louis; most recently as its Executive Vice President and Division Manager of
                                     Corporate Banking.

Robert M. Olson, Jr.      42         Executive Vice President, Operations and Technology of Magna since May 1994. Prior
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

ITEM 2. PROPERTIES

    Magna's executive offices are located in a ten-story commercial office building in St. Louis County, Missouri, known as Magna Place. Magna has leased approximately 50,000 square feet of Magna Place under a long-term lease from an unaffiliated party.

    In 1995, Magna opened its operations facility in Belleville, Illinois, which enabled Magna to centralize further certain back-office functions. The facility consists of a two-story, 170,000 square foot building, which houses various operational and lending support functions. The overall project involved a capital expenditure of approximately $16.5 million.

    Magna's subsidiaries own and lease certain other facilities in Illinois, Iowa and Missouri. All of these properties are considered to be in good condition, are adequately insured and are considered adequate to meet the needs of the particular user.

    See "Notes to Consolidated Financial Statements--9 Premises and
Equipment."

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

                                    PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Magna common stock has been traded on the New York Stock Exchange under the trading symbol "MGR" since November 20, 1996. Prior to that date, Magna common stock was traded on The Nasdaq Stock Market. At December 31, 1997, there were approximately 9,823 stockholders of record.

                                                    MARKET TRADE PRICES
CALENDAR                                      --------------------------------       DIVIDENDS
QUARTER                                        HIGH         LOW         CLOSE        PER SHARE
--------                                      ------       ------       ------       ---------
1996
    First.................................    $24.00       $21.88       $23.13         $ .22
    Second................................     24.50        21.75        24.00           .22
    Third.................................     28.13        22.00        28.00           .22
    Fourth................................     31.25        26.00        29.50           .22
                                                                                       -----
        Total.............................                                               .88
                                                                                       =====

1997
    First.................................     35.38        28.50        28.50           .25
    Second................................     34.75        28.63        34.75           .25
    Third.................................     41.00        33.19        39.44           .25
    Fourth................................     46.75        37.13        45.75           .25
                                                                                       -----
        Total.............................                                              1.00
                                                                                       =====

    Magna's Board of Directors intends to continue the policy of paying cash dividends on a quarterly basis. Future dividends will be at the discretion of the Board of Directors and will be dependent upon Magna's earnings, financial condition and other factors, including applicable governmental regulations. As a bank holding company, Magna's ability to pay dividends is primarily a function of the dividend payments and management fees received by it from its Affiliate Bank. See "Business--Limitations on Dividends" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital; Dividends and Resource Commitments; and Credit Facility."

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR SELECTED FINANCIAL DATA

                                                       1997             1996             1995             1994             1993
                                                       ----             ----             ----             ----             ----
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
EARNINGS
    Interest income............................     $  490,164       $  387,835       $  347,168       $  289,561       $  244,288
    Interest expense...........................        251,136          193,748          164,317          116,742           99,025
                                                    ----------       ----------       ----------       ----------       ----------
        Net interest income....................        239,028          194,087          182,851          172,819          145,263
    Provision for loan losses..................         28,947           10,280            9,992            4,900            9,589
                                                    ----------       ----------       ----------       ----------       ----------
        Net interest income after provision for
          loan losses..........................        210,081          183,807          172,859          167,919          135,674
    Noninterest income.........................         71,282           50,358           47,863           47,503           45,840
    Noninterest expense........................        172,637          138,386          146,217          150,213          131,321
                                                    ----------       ----------       ----------       ----------       ----------
        Income before income taxes.............        108,726           95,779           74,505           65,209           50,193
    Income tax expense.........................         36,051           32,640           23,283           20,179           12,706
                                                    ----------       ----------       ----------       ----------       ----------
        Net income.............................     $   72,675       $   63,139       $   51,222       $   45,030       $   37,487
                                                    ==========       ==========       ==========       ==========       ==========

PER COMMON SHARE
    Basic net income...........................     $     2.26       $     2.24       $     1.85       $     1.70       $     1.54
    Diluted net income.........................           2.21             2.19             1.81             1.66             1.51
    Dividends declared.........................           1.00              .88              .80              .76              .72
    Book value.................................          19.06            17.15            15.93            13.49            14.02

BALANCE SHEET DATA
    Total assets...............................     $7,074,969       $5,458,709       $4,947,499       $4,638,502       $4,128,462
    Securities.................................      1,988,622        1,655,907        1,364,864        1,217,174        1,213,673
    Total loans................................      4,483,812        3,415,309        3,202,766        2,968,201        2,564,466
    Reserve for loan losses....................         59,439           45,382           42,623           43,991           40,065
    Total deposits.............................      5,435,995        4,197,776        3,888,266        3,672,755        3,494,825
    Long-term debt.............................         92,056           77,577           93,071          104,453           32,062
    Stockholders' equity.......................        626,353          483,961          446,044          371,312          360,649
    Average common shares outstanding:
        Basic..................................         32,090           28,183           27,704           26,498           24,369
        Diluted................................         33,749           29,819           28,736           27,577           25,459
    Common shares outstanding..................         32,862           28,210           27,998           27,512           25,729

SELECTED RATIOS
    Return on average assets...................           1.09%            1.20%            1.09%            1.05%            1.02%
    Return on average equity...................          12.29            13.75            12.57            12.41            11.25
    Net interest margin........................           3.97             4.01             4.30             4.49             4.45
    Efficiency ratio...........................          55.10            55.63            62.11            66.69            67.98
    Net loan charge-offs to average loans......            .65              .25              .37              .14              .59
    Loan reserve to total loans................           1.33             1.33             1.33             1.48             1.56
    Loan reserve to nonperforming loans........         128.30           166.19           138.30           119.21            78.49
    Nonperforming loan ratio...................           1.03              .80              .96             1.24             1.99
    Nonperforming assets to total loans and
      foreclosed property......................           1.08              .88             1.12             1.48             2.37
    Tier 1 capital to average assets...........           7.24             8.45             8.73             8.57             8.67
    Tier 1 capital to risk-adjusted assets.....          11.09            12.97            13.06            12.79            12.81
    Total capital to risk-adjusted assets......          12.32            14.18            14.29            14.07            14.10
    Dividend payout ratio......................          44.25            39.29            43.24            44.71            46.75

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The following presentation describes Magna's results of operations, financial condition, asset quality, capital resources and liquidity during the three year period ended December 31, 1997. This discussion should be read in conjunction with the Consolidated Financial Statements of Magna and the notes thereto which are included elsewhere in this report.

    Management's discussion and analysis of financial condition and results of operations contains certain forward looking statements with respect to the financial condition, results of operations and business of Magna. These forward looking statements involve certain risks and uncertainties. For example, by accepting deposits at fixed rates, at different times and for different terms and lending funds at fixed rates for fixed periods, a bank accepts the risk that the cost of funds may rise and the use of the funds may be at a fixed rate. Similarly, the cost of funds may fall, but a bank may have committed by virtue of the term of a deposit to pay what becomes an above market rate. Investments may decline in value in a rising interest rate environment. Loans, and the reserve for loan losses, have the risk that the borrower will not repay all funds in a timely manner as well as the risk of total loss. Collateral may or may not have the value attributed to it. The loan loss reserve, while believed adequate, may prove inadequate if one or more large borrowers, or numerous mid-range borrowers, or a combination of both, experience financial difficulty for individual, national or international reasons. Because the business of banking is highly regulated, decisions of governmental authorities, such as the rate of deposit insurance, can have a major effect on operating results. Unanticipated events, associated with Year 2000 compliance, relating to work on developments or modifications to computer systems and to software, including work performed by suppliers or vendors, could affect Magna's future financial condition and operating results. All of these uncertainties, as well as others, are present in a banking operation and stockholders are cautioned that management's view of the future on which it prices its products, evaluates collateral, sets loan reserves and estimates costs of operation and regulation may prove to be other than as anticipated.

    On November 19, 1997, Magna entered into a definitive agreement to acquire Charter. The agreement provides for the issuance of up to 2,649,259 shares of Magna common stock. Charter, with assets of approximately $382 million as of December 31, 1997, is headquartered in Sparta, Illinois. The acquisition is expected to be accounted for as a purchase and is expected to be completed in the second quarter of 1998.

    On March 1, 1997, Magna completed the acquisition of Homeland. A total of 5,038,161 shares of Magna common stock were issued and approximately $92 million in cash was paid in connection with the acquisition, which was accounted for as a purchase. Total assets of Homeland, as of the acquisition date, were approximately $1.3 billion.

    On February 29, 1996, Magna completed the acquisition of River Bend Bancshares, Inc. ("River Bend"). A total of 550,207 shares of Magna common stock were issued and approximately $12.4 million in cash was paid in connection with the acquisition, which was accounted for as a purchase. Total assets of River Bend, as of the acquisition date, were approximately $160 million.

FINANCIAL OVERVIEW

    Net income for 1997 was $72.7 million compared with $63.1 million in 1996 and $51.2 million in 1995, representing a 15.1% increase in net income for 1997 as compared to 1996 and a 23.3% increase for 1996 as compared to 1995. Basic net income per share for 1997 increased to $2.26 per share from $2.24 in 1996 and $1.85 in 1995. Diluted net income per share for 1997 increased to $2.21 per share from $2.19 in 1996 and $1.81 in 1995. These results represent a return on average assets of 1.09% in 1997, 1.20% in 1996 and 1.09% in 1995.

    Magna's improved earnings during 1997 over 1996 reflected a 23.2% increase in net interest income and a 41.6% increase in noninterest income, partially offset by a 24.8% increase in noninterest expense and a higher provision for loan losses. Operating results of Homeland are included since the acquisition date and are material to Magna's financial condition and results of operations. The increase in net income for 1997 was primarily attributable to the operating results contributed by Homeland. Improved earnings during the year were partially offset by an additional $12.5 million provision for loan losses recorded in the first quarter. The additional provision

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

resulted from management's assessment of the loan portfolio and in particular to cover potential loss exposure associated with commercial loans to a single borrower.

    Total assets at year-end 1997 increased to $7.1 billion compared with $5.5 billion at year-end 1996 primarily from the Homeland acquisition, along with internal growth in the volume of loans and investment securities. These increases were funded by an increase in deposits, particularly time deposits, as well as an increase in repurchase agreements.

    Nonperforming assets increased 59.8% to $48.3 million at year-end 1997 from $30.2 million at year-end 1996. The ratio of nonperforming assets to total assets increased to .68% at year-end 1997 from .55% at year-end 1996. The ratio of nonperforming assets to total loans and foreclosed property increased to 1.08% at year-end 1997 from .88% at year-end 1996. Nonperforming loans increased to $46.3 million at year-end 1997 from $27.3 million at year-end 1996. This increase in nonperforming loans led to an increase in the ratio of nonperforming loans to total loans of 1.03% at year-end 1997 from .80% at year-end 1996.

    In January 1995, Magna announced a common stock repurchase program authorizing the repurchase of up to 5% of its outstanding shares of common stock, representing approximately 1,375,000 shares. During 1996, Magna repurchased 745,000 shares which were subsequently reissued in connection with the Homeland acquisition. After the acquisition date of Homeland, Magna repurchased 630,000 shares issued in connection with that acquisition. In June 1997, Magna announced a common stock repurchase program authorizing the repurchase of 1,700,000 shares. As of December 31, 1997, no shares have been repurchased in connection with that program. In November 1997, Magna announced its intention to repurchase approximately 2,650,000 shares expected to be issued in connection with the Charter acquisition. As of December 31, 1997, Magna had repurchased approximately 308,000 of those authorized shares.

RESULTS OF OPERATIONS

  NET INTEREST INCOME

    Tax-equivalent net interest income increased $47.4 million, or 23.8%, to $246.6 million in 1997 from $199.2 in 1996. Tax-equivalent net interest income in 1995 was $187.9 million. The increases in 1997 and 1996 were primarily attributable to higher levels of earning assets offset by reduced net interest margins. The increase in the level of earning assets in 1997 resulted from the Homeland acquisition, increased loan demand and growth in the volume of investment securities.

    Net interest income is presented on a "tax-equivalent" basis to adjust for the tax-exempt status of earnings from certain loans and investment securities, principally the obligations of states and municipalities.

    Table 1 sets forth Magna's average balance sheets for the last five years, the percentage of each principal category of assets, liabilities and stockholders' equity to total assets, the interest income and expense associated with such categories of interest earning assets and interest bearing liabilities, and the average yields and rates on such categories. Net interest income is the largest component of earnings and is affected by the volume of the sources and uses of funds, the respective rates earned and paid on those funds and the mix of those funds. Table 2 sets forth the volume and rate variances that affected net interest income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

TABLE 1--DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
         AND INTEREST RATE INFORMATION
                                                        YEAR ENDED DECEMBER 31
                                            -----------------------------------------------
                                                                 1997
                                            -----------------------------------------------
                                                          PERCENT      INTEREST     AVERAGE
                                            AVERAGE       OF TOTAL     INCOME/      YIELD/
                                            BALANCE        ASSETS      EXPENSE       RATE
                                            -------       --------     --------     -------
                                                        (DOLLARS IN THOUSANDS)
ASSETS
Interest earning assets:
    Loans<F1><F2>......................    $4,288,851       64.16%     $373,145       8.70%
    Taxable securities.................     1,639,557       24.53       103,130       6.29
    Non-taxable securities<F2>.........       203,534        3.05        16,845       8.28
    Federal funds sold and
      repurchase agreements............        85,134        1.27         4,646       5.46
                                           ----------      ------      --------       ----
Total interest earning assets..........     6,217,076       93.01       497,766       8.01
                                           ----------      ------      --------       ----

Noninterest earning assets:
    Cash and due from banks............       178,933        2.68
    Premises and equipment.............       106,413        1.59
    Other assets.......................       236,377        3.53
    Reserve for loan losses............       (54,371)       (.81)
                                           ----------      ------
            Total Assets...............    $6,684,428      100.00%
                                           ==========      ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
    Interest bearing demand deposits...    $  616,767        9.23%        9,717       1.58
    Savings and market rate deposits...       972,597       14.55        28,856       2.97
    Time deposits......................     2,903,007       43.43       165,688       5.71
    Short-term borrowings..............       794,327       11.88        40,700       5.12
    Long-term debt.....................        83,655        1.25         6,175       7.38
                                           ----------      ------      --------       ----
Total interest bearing liabilities.....     5,370,353       80.34       251,136       4.68
                                           ----------      ------      --------       ----

Noninterest bearing liabilities:
    Demand deposits....................       636,921        9.53
    Other liabilities..................        85,810        1.28
                                           ----------      ------
            Total Liabilities..........     6,093,084       91.15
            Stockholders' Equity.......       591,344        8.85
                                           ----------      ------
        Total Liabilities and
          Stockholders' Equity.........    $6,684,428      100.00%
                                           ==========      ======
Net interest income....................                                $246,630
                                                                       ========
Interest rate spread...................                                               3.33%
                                                                                      ====
Net interest margin....................                                               3.97%
                                                                                      ====


                                                        YEAR ENDED DECEMBER 31
                                            -----------------------------------------------
                                                                1996
                                            ----------------------------------------------
                                                         PERCENT      INTEREST     AVERAGE
                                            AVERAGE      OF TOTAL     INCOME/      YIELD/
                                            BALANCE       ASSETS      EXPENSE       RATE
                                            -------      --------     --------     -------
                                                        (DOLLARS IN THOUSANDS)
ASSETS
Interest earning assets:
    Loans<F1><F2>......................    $3,322,542      62.93%     $286,980       8.64%
    Taxable securities.................     1,486,680      28.16        93,029       6.26
    Non-taxable securities<F2>.........       115,835       2.20        10,437       9.01
    Federal funds sold and
      repurchase agreements............        45,218        .86         2,514       5.56
                                           ----------    -------      --------       ----
Total interest earning assets..........     4,970,275      94.15       392,960       7.91
                                           ----------    -------      --------       ----

Noninterest earning assets:
    Cash and due from banks............       136,084       2.58
    Premises and equipment.............        82,844       1.57
    Other assets.......................       134,793       2.55
    Reserve for loan losses............       (44,628)      (.85)
                                           ----------    -------
            Total Assets...............    $5,279,368     100.00%
                                           ==========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
    Interest bearing demand deposits...    $  532,615      10.09%        9,256       1.74
    Savings and market rate deposits...       831,381      15.75        24,635       2.96
    Time deposits......................     2,193,105      41.54       124,297       5.67
    Short-term borrowings..............       595,615      11.28        28,812       4.84
    Long-term debt.....................        87,840       1.66         6,748       7.68
                                           ----------    -------      --------       ----
Total interest bearing liabilities.....     4,240,556      80.32       193,748       4.57
                                           ----------    -------      --------       ----

Noninterest bearing liabilities:
    Demand deposits....................       514,427       9.74
    Other liabilities..................        65,160       1.24
                                           ----------    -------
            Total Liabilities..........     4,820,143      91.30
            Stockholders' Equity.......       459,225       8.70
                                           ----------    -------
        Total Liabilities and
          Stockholders' Equity.........    $5,279,368     100.00%
                                           ==========    =======
Net interest income....................                               $199,212
                                                                      ========
Interest rate spread...................                                              3.34%
                                                                                     ====
Net interest margin....................                                              4.01%
                                                                                     ====

----------

<F1> For purposes of these computations, nonaccrual loans are included in the daily average loan amounts outstanding; interest on nonaccrual loans is recorded when received.

<F2> Information presented on a tax-equivalent basis assuming a tax rate of 35%
     for 1997, 1996, 1995, 1994 and 1993. The tax-equivalent adjustment amounted to approximately $7,602, $5,125, $5,067, $5,070 and $5,451 for 1997, 1996,
     1995, 1994 and 1993, respectively.


                                                        YEAR ENDED DECEMBER 31
                                            -----------------------------------------------
                                                                 1995
                                            -----------------------------------------------
                                                          PERCENT      INTEREST     AVERAGE
                                            AVERAGE       OF TOTAL     INCOME/      YIELD/
                                            BALANCE        ASSETS      EXPENSE       RATE
                                            -------       --------     --------     -------
                                                         (DOLLARS IN THOUSANDS)
ASSETS
Interest earning assets:
    Loans<F1><F2>......................    $3,088,168       65.63%     $267,809       8.67%
    Taxable securities.................     1,145,976       24.35        71,853       6.27
    Non-taxable securities<F2>.........       108,450        2.31        10,670       9.84
    Federal funds sold and
      repurchase agreements............        31,391         .67         1,903       6.06
                                           ----------      ------      --------       ----
Total interest earning assets..........     4,373,985       92.96       352,235       8.05
                                           ----------      ------      --------       ----

Noninterest earning assets:
    Cash and due from banks............       163,781        3.48
    Premises and equipment.............        79,212        1.68
    Other assets.......................       131,782        2.80
    Reserve for loan losses............       (43,426)       (.92)
                                           ----------      ------
            Total Assets...............    $4,705,334      100.00%
                                           ==========      ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
    Interest bearing demand deposits...    $  520,785       11.07%        9,547       1.83
    Savings and market rate deposits...       845,458       17.97        25,179       2.98
    Time deposits......................     1,884,164       40.04       103,299       5.48
    Short-term borrowings..............       391,789        8.32        20,233       5.16
    Long-term debt.....................        79,828        1.70         6,059       7.59
                                           ----------      ------      --------       ----
Total interest bearing liabilities.....     3,722,024       79.10       164,317       4.41
                                           ----------      ------      --------       ----

Noninterest bearing liabilities:
    Demand deposits....................       515,461       10.96
    Other liabilities..................        60,319        1.28
                                           ----------      ------
            Total Liabilities..........     4,297,804       91.34
            Stockholders' Equity.......       407,530        8.66
                                           ----------      ------
        Total Liabilities and
          Stockholders' Equity.........    $4,705,334      100.00%
                                           ==========      ======
Net interest income....................                                $187,918
                                                                       ========
Interest rate spread...................                                               3.64%
                                                                                      ====
Net interest margin....................                                               4.30%
                                                                                      ====


                                                        YEAR ENDED DECEMBER 31
                                            -----------------------------------------------
                                                                 1994
                                            -----------------------------------------------
                                                          PERCENT      INTEREST     AVERAGE
                                            AVERAGE       OF TOTAL     INCOME/      YIELD/
                                            BALANCE        ASSETS      EXPENSE       RATE
                                            -------       --------     --------     -------
                                                         (DOLLARS IN THOUSANDS)
ASSETS
Interest earning assets:
    Loans<F1><F2>......................    $2,723,878       63.63%     $221,051       8.12%
    Taxable securities.................     1,118,965       26.14        61,970       5.54
    Non-taxable securities<F2>.........       108,068        2.53        11,046      10.22
    Federal funds sold and
      repurchase agreements............        11,611         .27           564       4.86
                                           ----------      ------      --------      -----
Total interest earning assets..........     3,962,522       92.57       294,631       7.44
                                           ----------      ------      --------      -----

Noninterest earning assets:
    Cash and due from banks............       152,206        3.56
    Premises and equipment.............        69,568        1.63
    Other assets.......................       137,594        3.21
    Reserve for loan losses............       (41,347)       (.97)
                                           ----------      ------
            Total Assets...............    $4,280,543      100.00%
                                           ==========      ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
    Interest bearing demand deposits...    $  536,857       12.54%       10,345       1.93
    Savings and market rate deposits...     1,003,872       23.45        26,818       2.67
    Time deposits......................     1,490,847       34.83        63,521       4.26
    Short-term borrowings..............       230,638        5.39         9,202       3.99
    Long-term debt.....................        96,289        2.25         6,856       7.12
                                           ----------      ------      --------      -----
Total interest bearing liabilities.....     3,358,503       78.46       116,742       3.48
                                           ----------      ------      --------      -----

Noninterest bearing liabilities:
    Demand deposits....................       506,889       11.84
    Other liabilities..................        52,369        1.22
                                           ----------      ------
            Total Liabilities..........     3,917,761       91.52
            Stockholders' Equity.......       362,782        8.48
                                           ----------      ------
        Total Liabilities and
          Stockholders' Equity.........    $4,280,543      100.00%
                                           ==========      ======
Net interest income....................                                $177,889
                                                                       ========
Interest rate spread...................                                               3.96%
                                                                                     =====
Net interest margin....................                                               4.49%
                                                                                     =====

                                                        YEAR ENDED DECEMBER 31
                                            -----------------------------------------------
                                                                 1993
                                            -----------------------------------------------
                                                          PERCENT      INTEREST     AVERAGE
                                            AVERAGE       OF TOTAL     INCOME/      YIELD/
                                            BALANCE        ASSETS      EXPENSE       RATE
                                            -------       --------     --------     -------
                                                         (DOLLARS IN THOUSANDS)
ASSETS
Interest earning assets:
    Loans<F1><F2>......................    $2,286,299       62.19%     $186,997       8.18%
    Taxable securities.................       963,988       26.22        50,290       5.22
    Non-taxable securities<F2>.........       103,636        2.82        11,486      11.08
    Federal funds sold and
      repurchase agreements............        32,793         .90           966       2.95
                                           ----------      ------      --------      -----
Total interest earning assets..........     3,386,716       92.13       249,739       7.37
                                           ----------      ------      --------      -----

Noninterest earning assets:
    Cash and due from banks............       145,640        3.96
    Premises and equipment.............        66,621        1.81
    Other assets.......................       116,240        3.16
    Reserve for loan losses............       (39,135)      (1.06)
                                           ----------      ------
            Total Assets...............    $3,676,082      100.00%
                                           ==========      ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
    Interest bearing demand deposits...    $  452,471       12.31%        9,521       2.10
    Savings and market rate deposits...       887,617       24.15        24,809       2.80
    Time deposits......................     1,358,336       36.95        57,792       4.25
    Short-term borrowings..............       110,782        3.02         3,111       2.81
    Long-term debt.....................        33,136         .90         3,792      11.44
                                           ----------      ------      --------      -----
Total interest bearing liabilities.....     2,842,342       77.33        99,025       3.48
                                           ----------      ------      --------      -----

Noninterest bearing liabilities:
    Demand deposits....................       451,935       12.29
    Other liabilities..................        48,590        1.32
                                           ----------      ------
            Total Liabilities..........     3,342,867       90.94
            Stockholders' Equity.......       333,215        9.06
                                           ----------      ------
        Total Liabilities and
          Stockholders' Equity.........    $3,676,082      100.00%
                                           ==========      ======
Net interest income....................                                $150,714
                                                                       ========
Interest rate spread...................                                               3.89%
                                                                                     =====
Net interest margin....................                                               4.45%
                                                                                     =====


----------
<F1> For purposes of these computations, nonaccrual loans are included in the daily average loan amounts outstanding; interest on nonaccrual loans is recorded when received.

<F2> Information presented on a tax-equivalent basis assuming a tax rate of 35%
     for 1997, 1996, 1995, 1994 and 1993. The tax-equivalent adjustment amounted to approximately $7,602, $5,125, $5,067, $5,070 and $5,451 for 1997, 1996,
     1995, 1994 and 1993, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

TABLE 2--VOLUME AND RATE VARIANCE

                                                           1997 COMPARED WITH 1996                   1996 COMPARED WITH 1995
                                                        INCREASE (DECREASE) DUE TO<F1>           INCREASE (DECREASE) DUE TO<F1>
                                                      ----------------------------------       ---------------------------------
                                                      VOLUME         RATE          NET         VOLUME         RATE           NET
                                                      ------         ----          ---         ------         ----           ---
                                                                                     (IN THOUSANDS)
Interest earned on:
    Loans<F2>....................................     $84,109       $2,056       $86,165       $20,148       $  (977)      $19,171
    Taxable securities...........................       9,651          450        10,101        21,305          (129)       21,176
    Non-taxable securities<F2>...................       7,212         (804)        6,408           430          (663)         (233)
    Federal funds sold and repurchase
      agreements.................................       2,141           (9)        2,132           769          (158)          611
                                                      -------       ------       -------       -------       -------       -------
Total interest earning assets....................     103,113        1,693       104,806        42,652        (1,927)       40,725
                                                      -------       ------       -------       -------       -------       -------

Interest paid on:
    Interest bearing demand deposits.............       1,103         (642)          461           205          (496)         (291)
    Savings and market rate deposits.............       4,139           82         4,221          (388)         (156)         (544)
    Time deposits................................      40,508          883        41,391        17,333         3,665        20,998
    Short-term borrowings........................      10,131        1,757        11,888         9,906        (1,327)        8,579
    Long-term debt...............................        (314)        (259)         (573)          616            73           689
                                                      -------       ------       -------       -------       -------       -------
Total interest bearing liabilities...............      55,567        1,821        57,388        27,672         1,759        29,431
                                                      -------       ------       -------       -------       -------       -------
Net interest income..............................     $47,546       $ (128)      $47,418       $14,980       $(3,686)      $11,294
                                                      =======       ======       =======       =======       =======       =======

---------
<F1> The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

<F2> Presented on a tax-equivalent basis assuming a tax rate of 35% for 1997 and
     1996. The tax-equivalent adjustment relating to the change in interest income was an increase of $2,477 for 1997 compared with 1996 and an increase of $58 for 1996 compared with 1995.

    During 1997, the average volume of interest earning assets increased $1.2 billion compared with 1996, resulting in an increase in tax-equivalent interest income of $103.1 million. These increases were principally attributable to increases in the volume of loans and investment securities. Changes in yields on the average volume of interest earning assets increased tax-equivalent interest income by $1.7 million. The tax-equivalent yield on the loan portfolio remained relatively stable for 1997 when compared to 1996 even though the prime lending rate increased slightly during the year. Certain of the loans in the commercial and real estate loan portfolios reprice upward or downward as the prime rate changes and generally reprice to the same extent. The yield on taxable securities also remained stable while the yield on tax-exempt securities decreased 73 basis points in 1997. The decrease in the yield on tax-exempt securities occurred as certain holdings either matured or were called for redemption. Proceeds from these securities were generally reinvested at lower yields associated with the interest rate environment that existed at that time.

    Average noninterest earning assets include cash and due from bank balances, premises and equipment and other assets, reduced by the reserve for loan losses. Average cash and due from bank balances increased by $43 million and the average balances of premises and equipment grew by $24 million in 1997 due to the Homeland acquisition. As a percentage of total average assets, average cash and due from bank balances and average premises and equipment remained stable when comparing 1997 to 1996. The increase in the average balance of other assets, was principally the result of approximately $100 million of goodwill arising from the Homeland acquisition.

    The average volume of interest bearing liabilities increased $1.1 billion in 1997 compared with 1996, and included increases of $935 million in average interest bearing deposits and $199 million in average short-term borrowings. The increase in average interest bearing deposits was primarily attributable to $830 million of deposits from Homeland. The increase in average short-term borrowings is discussed under "Borrowings" and represents a significant funding source for the increased levels of loans and investment securities. The average rate paid on total interest bearing liabilities increased 11 basis points during 1997, principally due to competition in the marketplace to secure deposits and cash management accounts. Interest expense increased $1.8 million as a result of the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

increased rate paid on interest bearing liabilities. Increases in rates paid on time deposits and short-term borrowings were offset by decreased rates paid on interest bearing demand deposits and long-term debt.

    During 1997, Magna's net interest margin was 3.97% compared with 4.01% and 4.30% in 1996 and 1995, respectively. Changes in the net interest margin depend, primarily, on three factors and the interaction between them: 1) the net interest spread, which is the difference between the yield on earning assets and the rate paid on interest bearing liabilities; 2) the yield earned on assets funded by funding sources that are interest free such as noninterest bearing demand deposits; and 3) the percentage of earning assets funded by interest free funding sources. The reduction in the net interest margin was principally due to greater reliance on time deposits versus transaction accounts, as well as continued competitive pricing for both loans and deposits in the markets that Magna serves.

  PROVISION FOR LOAN LOSSES

    The provision for loan losses reflects management's judgment of the cost associated with credit risks inherent in the loan portfolio. The provision for loan losses represents the amount necessary to adjust the allowance for loan losses to the level that management considers appropriate. Factors which influence management's determination of the provision for loan losses include, among other things, current and projected economic conditions, historical loss trends, a review of individual loans and changes in the character and size of the portfolio. Magna has established comprehensive credit policies and risk rating processes that address the individual risk and return characteristics associated with loans in the portfolio. The provision for loan losses charged to expense in 1997 increased to $28.9 million compared with $10.3 and $10.0 million in 1996 and 1995, respectively. The increase in the provision in 1997 was primarily due to the additional provision described under "Financial
Overview." The modest increase in the provision in 1996 was related to overall growth in the loan portfolio. Activity in the reserve for loan losses and nonperforming loan data are presented and discussed under "Asset Quality."

  NONINTEREST INCOME

    Excluding net securities gains, noninterest income for 1997 was $68.7 million compared with $49.5 million and $47.5 million in 1996 and 1995, respectively. Total noninterest income as a percentage of average assets was 1.07%, .95% and 1.02% for 1997, 1996 and 1995, respectively. Total noninterest income, excluding net securities gains, to operating income was 21.79%, 19.92% and 20.18% for 1997, 1996 and 1995, respectively.

    Table 3 sets forth information pertaining to the major components of noninterest income.

TABLE 3--NONINTEREST INCOME

                                                            YEAR ENDED DECEMBER 31
                                                     ------------------------------------
                                                     1997            1996            1995
                                                     ----            ----            ----
                                                                (IN THOUSANDS)
Service charges on deposits.....................    $26,104         $23,443         $22,487
Trust services..................................     12,643           9,382           8,638
Credit card services............................      7,227           6,013           5,801
Brokerage and investment services...............      5,773           3,341           2,361
Securities gains, net...........................      2,584             817             356
Other...........................................     16,951           7,362           8,220
                                                    -------         -------         -------
Total noninterest income........................    $71,282         $50,358         $47,863
                                                    =======         =======         =======

    The largest component of noninterest income, service charges on deposit accounts, consists of fees on both interest bearing and noninterest bearing accounts and charges for other items, including insufficient funds, overdrafts and stop payment requests. Service charges on deposits increased in 1997 primarily due to the Homeland acquisition, increased levels of fee income associated with automated teller machines ("ATMs") and increased service charges associated with Magna's corporate cash management products.

    The increase in income from trust services during 1997 was primarily due to the Homeland acquisition coupled with an increase in the market value of trust assets on which certain fees are based and on new business
                                       16

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

development. Magna's trust division had custodial assets and assets under management of $2.9 billion, $2.0 billion and $1.9 billion at December 31, 1997, 1996 and 1995, respectively. Of the $900 million increase in custodial assets and assets under management for 1997, $500 million resulted from the Homeland acquisition.

    Credit card services income primarily consists of fees charged to merchants for processing credit card transactions and interchange fees received on transactions of Magna's cardholders. The increase in credit card services income during 1997 partially resulted from revenues generated by the second quarter 1997 addition of the "debit" card to Magna's product line and from the Homeland acquisition.

    Brokerage and investment services income is comprised of commissions derived from the sale of stocks, bonds, mutual funds, annuities and other investment vehicles which are offered by Magna's brokerage operations. During 1997, brokerage and investment services income increased $2.4 million, or 72.8%. The increase in brokerage and investment services income principally resulted from enhanced product lines, expanded sales efforts, additional sales representatives, favorable market conditions and an increased market territory attributable to the Homeland acquisition.

    Net securities gains in 1997 totaled $2.6 million compared to $817,000 and $356,000 in 1996 and 1995, respectively. The increase in net securities gains for 1997 was the result of management's decision to reconfigure certain segments of the available-for-sale portion of the investment portfolio.

    Other noninterest income includes such items as interchange fees on ATM transactions, income from foreclosed properties, fees from mortgage banking operations, safe deposit box rental fees and other miscellaneous fees. Other noninterest income in 1997 included net gains of $2.0 million derived from the required liquidation of certain assets as a result of the consolidation of Magna's trust subsidiary into the Affiliate Bank and a net gain of $528,000 derived from the sale of two banking operations. The trust consolidation and the banking facility sales are expected to provide Magna with greater cost savings in the future. In addition to the items above, other noninterest income increased during 1997 compared to 1996 primarily as a result of the Homeland acquisition.

  NONINTEREST EXPENSE

    Noninterest expense increased $34.3 million, or 24.8%, to $172.6 million in 1997 compared with $138.4 million and $146.2 million in 1996 and 1995, respectively. The increase in 1997 from 1996 was primarily attributable to the Homeland acquisition. The decrease in 1996 from 1995 was mainly due to reductions in employee compensation and other benefits coupled with a decrease in FDIC insurance premiums. The efficiency ratio, a key indicator of the control of noninterest expense, improved throughout 1997. The efficiency ratio for the year ended December 31, 1997 improved to 55.1% from 55.6% and 62.1% for the years ended December 31, 1996 and 1995, respectively. Noninterest expense as a percentage of average assets was 2.58%, 2.62% and 3.11% for 1997, 1996 and 1995, respectively.

    Table 4 sets forth information regarding the major components of noninterest expense.

TABLE 4--NONINTEREST EXPENSE

                                                          YEAR ENDED DECEMBER 31
                                                  --------------------------------------
                                                  1997             1996             1995
                                                  ----             ----             ----
                                                              (IN THOUSANDS)
Employee compensation and other benefits....    $ 88,311         $ 69,142         $ 72,993
Net occupancy...............................      19,327           17,980           17,677
Equipment...................................       9,767            8,731            8,967
FDIC insurance premiums.....................         808              554            4,342
Goodwill and other intangibles..............       8,763            2,923            2,241
Other.......................................      45,661           39,056           39,997
                                                --------         --------         --------
Total noninterest expense...................    $172,637         $138,386         $146,217
                                                ========         ========         ========

    Employee compensation and other benefits is the largest component of noninterest expense representing approximately 51% of total operating costs. The increase in employee compensation and other benefits for 1997

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

compared to 1996 reflected the cost of normal merit increases and the employee compensation and benefits associated with the Homeland acquisition. The decrease in employee compensation and other benefits for 1996 compared to 1995 was attributable to staff reductions that occurred during the first quarter of 1996. These reductions occurred as Magna continued to achieve efficiencies in back-office operations and as a result of the merger of Magna's banking subsidiaries in the fourth quarter of 1995. The reduction in employee compensation and other benefits resulting from these staff reductions was partially offset by normal merit increases, and compensation and benefits attributable to the 1996 acquisition of River Bend. As a "super community bank," Magna continues to monitor staffing levels to generate cost efficiencies that do not compromise the quality of customer service.

    Net occupancy and equipment expenses increased $2.4 million, or 8.9% in 1997, compared to 1996. The increase in these expenses during 1997 was mainly due to the Homeland acquisition. Net occupancy and equipment expenses in 1996 remained stable compared to 1995.

    FDIC insurance premiums include assessments levied in connection with the BIF and the SAIF. The 1996 FDIC insurance premiums of $554,000 included a special assessment which was mandated by federal legislation enacted on September 30, 1996. This legislation called for financial institutions to pay a one time special assessment on SAIF insured deposit levels as of March 31, 1995. This one time special assessment recorded by Magna amounted to $411,000. The 1996 legislation which mandated the assessment for SAIF insured deposits also reduced ongoing SAIF deposit insurance assessment rates from $.230 to $.064 per $100 of insured deposits and increased ongoing BIF deposit insurance assessment rates from zero to $.013 per $100 of insured deposits beginning January 1, 1997. Excluding the effects of the special assessment, the change in the insurance assessment rate structure, along with increased levels of insured deposits resulting from the Homeland acquisition, were the primary factors contributing to the increase in FDIC insurance premiums for 1997 compared to 1996. The reduction in FDIC insurance premiums from 1995 to 1996 was the result of a reduction in the BIF deposit insurance assessment rate which was announced in the third quarter of 1995. Substantially all of Magna's deposits are insured by the BIF.

    Goodwill and other intangibles primarily includes amortization of goodwill and core deposit intangibles associated with acquisitions. The increase in these expenses in 1997 compared to 1996 was the result of additional goodwill amortization of $5.5 million associated with the Homeland acquisition.

    Other noninterest expense includes such items as legal and professional fees, advertising costs, postage costs and certain credit card program expenses. Other noninterest expense increased during 1997 compared to 1996 primarily as a result of the Homeland acquisition.

    Magna recorded income tax expense of $36.1 million in 1997, compared with $32.6 million in 1996 and $23.3 million in 1995. Income tax expense in 1997 and 1995 included a $500,000 and a $935,000 non-recurring benefit, respectively. The 1997 benefit resulted from the resolution of certain tax uncertainties, and the 1995 benefit resulted from the elimination of valuation allowances on certain federal and state net operating loss carryforwards. Magna's effective income tax rate was 33.2% in 1997, 34.1% in 1996 and 31.3% in 1995. Excluding the effects of the non-recurring tax benefit, the decrease in the effective tax rate for 1997 occurred primarily from the implementation of a preferential corporate structure, resulting in reduced multi-state taxation.

    As required under Financial Accounting Standards No. 109 (FAS No. 109), "Accounting for Income Taxes," management evaluates, on a continuing basis, the realizability of Magna's deferred tax assets and the need for an offsetting valuation allowance. Accordingly, changes to the valuation allowance could affect Magna's effective tax rate in future periods.

    During the next few years, noninterest expense will include expenses related to the Year 2000 issue. The Year 2000 issue is the result of computer systems processing dates in application software and data files based on two digits for the year of a transaction rather than a full four digits. Such systems may not be capable of properly processing dates in the year 2000 and may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations. Magna has conducted a comprehensive review of its computer and other operating systems which could be affected by the Year 2000 issue and, in accordance with

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

stated bank regulatory requirements, has developed implementation plans to resolve potential problems prior to the year 2000. Magna has also initiated formal communications with its significant vendors to determine the extent to which Magna's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. Management believes that all systems necessary to manage Magna's business, effectively, will be replaced, modified or upgraded. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of Magna.

    Based upon its implementation plan, Magna expects to spend approximately $3-4 million to replace, modify or upgrade its systems to enable proper processing of transactions relating to the year 2000 and beyond. A substantial portion of the estimated expenditures will be incurred in connection with the replacement of existing hardware and software, rather then as a result of modifying existing hardware and software. The estimated expenditures do not include employee compensation and benefits associated with the internal task force that is dedicated to the Year 2000 issue. The exact timing and amount of such expenditures depends upon the progress of individual systems and applications conversion and testing.

FINANCIAL CONDITION

  GENERAL

    Total assets at year-end 1997 increased $1.6 billion, or 29.6%, to $7.1 billion compared with $5.5 billion at year-end 1996. This increase in total assets primarily resulted from an increase in the volume of loans and investment securities along with assets totaling $1.3 billion received in the Homeland acquisition.

  LOANS

    Total average loans represented 69.0%, 66.8% and 70.6% of average interest earning assets during 1997, 1996 and 1995, respectively. Loans, net of unearned income, increased 31.3% to $4.5 billion at year-end 1997 from $3.4 billion at year-end 1996. The growth in 1997 was primarily attributable to $922 million of loans obtained in the Homeland acquisition, along with loan growth stimulated by more aggressive sales efforts in a highly competitive market environment.

    Table 5 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

TABLE 5--LOANS
                                                         DECEMBER 31
                           --------------------------------------------------------------------------
                                  1997                       1996                       1995
                           -------------------        --------------------       --------------------
                           AMOUNT       PERCENT       AMOUNT       PERCENT       AMOUNT       PERCENT
                           ------       -------       ------       -------       ------       -------
                                                    (DOLLARS IN THOUSANDS)
COMMERCIAL BORROWERS:
Commercial, financial
  and agricultural...    $  807,720       18.0%     $  648,881       19.0%     $  593,664       18.5%
Commercial real
  estate.............     1,420,521       31.7       1,156,402       33.9         996,464       31.1
Real estate
  construction.......       272,151        6.1         150,157        4.4         156,978        4.9
                         ----------      -----      ----------      -----      ----------      -----
Total commercial.....     2,500,392       55.8       1,955,440       57.3       1,747,106       54.5
                         ----------      -----      ----------      -----      ----------      -----

CONSUMER BORROWERS:
1-4 family
  residential real
  estate.............     1,271,432       28.3         942,053       27.6         934,826       29.2
Other consumer loans,
  net of unearned
  income.............       711,988       15.9         517,816       15.1         520,834       16.3
                         ----------      -----      ----------      -----      ----------      -----
Total consumer.......     1,983,420       44.2       1,459,869       42.7       1,455,660       45.5
                         ----------      -----      ----------      -----      ----------      -----
Total loans..........    $4,483,812      100.0%     $3,415,309      100.0%     $3,202,766      100.0%
                         ==========      =====      ==========      =====      ==========      =====


                                            DECEMBER 31
                           ----------------------------------------------
                                 1994                       1993
                           -------------------       --------------------
                           AMOUNT      PERCENT       AMOUNT       PERCENT
                           --------    -------       ------       -------
                                       (DOLLARS IN THOUSANDS)
COMMERCIAL BORROWERS:
Commercial, financial
  and agricultural...    $  492,538      16.6%     $  468,161       18.3%
Commercial real
  estate.............       932,553      31.4         858,898       33.5
Real estate
  construction.......       130,734       4.4         103,672        4.0
                         ----------     -----      ----------      -----
Total commercial.....     1,555,825      52.4       1,430,731       55.8
                         ----------     -----      ----------      -----
CONSUMER BORROWERS:
1-4 family
  residential real
  estate.............       903,082      30.4         748,936       29.2
Other consumer loans,
  net of unearned
  income.............       509,294      17.2         384,799       15.0
                         ----------     -----      ----------      -----
Total consumer.......     1,412,376      47.6       1,133,735       44.2
                         ----------     -----      ----------      -----
Total loans..........    $2,968,201     100.0%     $2,564,466      100.0%
                         ==========     =====      ==========      =====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

    Magna's commercial, financial and agricultural loan portfolio is diversified and includes loans secured by non-real estate collateral to manufacturers, distributors, retailers, service providers, investors and agricultural producers. Emphasis is generally placed upon middle-market and community businesses with known local management and financial stability.

    The commercial real estate loan portfolio consists largely of mortgage loans secured by commercial properties located in the communities served by Magna's banking centers. These loans are generally made to fund the acquisition of buildings and real estate for commercial, industrial, office and retail use. A significant portion of the commercial real estate loan portfolio is comprised of traditional commercial loans with real estate taken as additional collateral. Tax-exempt industrial revenue loans represent a small part of the commercial real estate portfolio.

    The real estate construction loan portfolio consists of 1-4 family residential construction, commercial construction for retail centers, medical and business offices, warehouse facilities and multi-family (5 or more families) residential developments.

    Residential mortgage loans are predominantly extended for owner-occupied residential properties. These loans typically are secured by first mortgages on the properties financed and are generally limited to 80% of the appraised value of the properties. The amortization periods for the loans in this category generally do not exceed 30 years with interest being calculated on a fixed or floating rate basis. This category also includes home equity lines of credit and closed-end second mortgage loans. Closed-end second mortgage loans generally bear a fixed rate of interest over a three to five year term with a five to fifteen year amortization, while home equity lines of credit generally have an interest rate indexed to the prime rate.

    The consumer loan portfolio consists of both secured and unsecured loans to individuals for various personal reasons such as automobile financing, home improvements and recreational and educational purposes. Consumer loans are typically structured with fixed interest rates and full amortization of principal and interest within three to five years. In addition, this category includes revolving credit products such as checking overdraft protection and MasterCard and Visa credit cards. Magna continues to realize significant growth in its indirect consumer loan program, which targets buyers of automobiles and other recreational vehicles through local dealerships. The volume of loans generated from this program averaged $28.8 million per month during 1997 compared to $19.4 million per month in 1996 and $16.6 in 1995, respectively. The increase in volume from 1996 primarily resulted from efforts to expand the market area associated with this line of business.

    Magna Finance, a division of the Affiliate Bank, formed to originate nontraditional direct and indirect loan products, continued to grow and evolve in 1997. The division's focus during the last two quarters of 1997 was to build a foundation for growth in 1998 and beyond with particular attention to the formulation of asset quality guidelines. Underwriting criteria will permit the flexibility of funding loans suitable for portfolio generating interest income and for sale generating fee income.

    Tax-equivalent yields on the average total loan portfolio have remained relatively stable during the past three years. The general level of consumer interest rates increased slightly during the early part of 1997 but trended downward during the last half of the year. While the general level of interest rates trended downward during the last half of 1997, Magna's loan portfolio yields tend to follow trends in the prime lending rate, which increased slightly during the first quarter and remained stable for the remainder of the year. At December 31, 1997, 20.3% of Magna's total loan portfolio had interest rates which were immediately adjustable, and an additional 33.3% were repriceable within a one year time frame. Interest rates earned during 1996 remained relatively constant throughout the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

    Table 6 sets forth the amount of loans outstanding as of December 31, 1997 which, based on remaining scheduled repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to sensitivity to changes in interest rates.

TABLE 6--MATURITIES AND SENSITIVITIES OF LOANS
                                                                                 DECEMBER 31, 1997
                                                                                     MATURING
                                                      --------------------------------------------------------------------
                                                                           AFTER ONE
                                                         IN ONE             THROUGH               AFTER
                                                      YEAR OR LESS         FIVE YEARS           FIVE YEARS           TOTAL
                                                      ------------         ----------           ----------           -----
                                                                                  (IN THOUSANDS)
Commercial, financial and agricultural............      $431,647           $  344,651           $   31,422         $  807,720
Commercial real estate............................       281,073              745,463              393,985          1,420,521
Real estate construction..........................       118,475              118,577               35,099            272,151
1-4 family residential real estate................        92,247              341,440              837,745          1,271,432
Other consumer loans, net of unearned income......        76,417              592,904               42,667            711,988
                                                        --------           ----------           ----------         ----------
Total loans.......................................      $999,859           $2,143,035           $1,340,918         $4,483,812
                                                        ========           ==========           ==========         ==========


                                                                               INTEREST SENSITIVITY
                                                      -----------------------------------------------------------------------
                                                                                               FLOATING OR
                                                                             FIXED              ADJUSTABLE
                                                                         INTEREST RATES       INTEREST RATES
                                                                         --------------       --------------
Due after one year................................                         $2,186,828           $1,297,125
                                                                           ==========           ==========

  SECURITIES

    Investments in securities increased $332.7 million, or 20.1%, to $2.0 billion at December 31, 1997. The increase in investment securities primarily resulted from purchases, net of sales and maturities, in the available-for-sale category along with $163.2 million of investment securities received through the acquisition of Homeland. Due in part to an increase in the amount of collateral required for cash management repurchase agreement accounts, it was necessary to increase investment securities. Additional information regarding Magna's cash management repurchase agreement accounts is presented and discussed under "Borrowings." The investment portfolio is structured to maximize the return on invested funds within acceptable interest rate risk guidelines and to meet pledging requirements, while giving consideration to loan demand, credit risk, future liquidity needs and the expectations for trends in interest rates.

    Magna manages the quality and risk of investments through its Funds Management Committee which determines the composition of and monitors the overall investment portfolio, in accordance with its Funds Management Policy, which is approved by Magna's Board of Directors. Among other things, the Funds Management Policy establishes guidelines for the level, type, quality and mix of investments. With respect to securities purchased by the Affiliate Bank, such policy does not permit, without the specific approval of the Funds Management Committee, purchases of obligations of states, political subdivisions of the United States of America or corporate bonds rated by either Moody's Rating Service or Standard and Poor's Rating Service below "A".

    Magna classifies investments in securities as available-for-sale, held-to-maturity or trading based upon, among other things, management's assessment of changes in interest rate risks and Magna's financial position and liquidity, including its overall asset/liability management strategy.

    As a result of the effects of marking to market the available-for-sale investment securities, stockholders' equity at December 31, 1997, reflected net unrealized gains of $3.1 million, net of $2.1 million in deferred income taxes, compared to net unrealized losses at December 31, 1996, of $2.4 million, net of $1.6 million in deferred income taxes. This change was the result of decreases in the overall interest rate environment at year-end 1997 compared to year-end 1996. Approximately 15% of Magna's available-for-sale portfolio consists of U.
S. Treasury securities and securities issued by U. S. Government agencies. An additional 72% consists of mortgage backed securities, of which approximately 91% are backed by U. S. Government agencies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

    Available-for-sale securities increased $349.8 million, or 23.3%, to $1.9 billion at December 31, 1997 from $1.5 billion at December 31, 1996. Approximately 93% of securities contained within Magna's investment securities portfolio, together with the majority of new securities purchased, are classified in the available-for-sale category. Held-to-maturity securities decreased $17.0 million, or 11.0%, at December 31, 1997 from year-end 1996. The majority of this decrease relates to maturities of U. S. Treasury and U. S. Government agency securities, the proceeds of which were redeployed into the available-for-sale portfolio.

    Tables 7 and 8 set forth the composition of the held-to-maturity and the available-for-sale securities portfolios, respectively, for the last three years.

TABLE 7--HELD-TO-MATURITY SECURITIES

                                                             DECEMBER 31
                                              ------------------------------------------
                                              1997               1996               1995
                                              ----               ----               ----
                                                            (IN THOUSANDS)

U.S. Treasury & U.S. Government
  agencies & corporations.............      $ 26,806           $ 40,338           $ 48,088
State and municipal...................       107,120            110,627             74,396
Other.................................         3,764              3,764              3,764
                                            --------           --------           --------
Total.................................      $137,690           $154,729           $126,248
                                            ========           ========           ========

TABLE 8--AVAILABLE-FOR-SALE SECURITIES

                                                            DECEMBER 31
                                             ------------------------------------------
                                             1997               1996               1995
                                             ----               ----               ----
                                                           (IN THOUSANDS)
U.S. Treasury & U.S. Government
  agencies & corporations.............    $  267,717         $  767,423         $  563,154
State and municipal...................       173,461             23,392             33,491
Mortgage backed.......................     1,339,588            679,494            585,995
Other.................................        70,166             30,869             55,976
                                          ----------         ----------         ----------
Total.................................    $1,850,932         $1,501,178         $1,238,616
                                          ==========         ==========         ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

    Table 9 sets forth the maturities and the weighted average yields of each category of held-to-maturity and available-for-sale securities at December 31, 1997 based upon expected maturities of such securities.

TABLE 9--MATURITIES AND YIELDS OF SECURITIES

                                                                          DECEMBER 31, 1997
                                                                               MATURING
                                    -----------------------------------------------------------------------------------------------
                                                                    AFTER ONE              AFTER FIVE
                                         IN ONE                      THROUGH                 THROUGH                   AFTER
                                      YEAR OR LESS                 FIVE YEARS               TEN YEARS                TEN YEARS
                                    AMOUNT       YIELD        AMOUNT        YIELD       AMOUNT       YIELD       AMOUNT       YIELD
                                    ------       -----        ------        -----       ------       -----       ------       -----
                                                                        (DOLLARS IN THOUSANDS)
HELD-TO-MATURITY SECURITIES:
U.S. Treasury & U.S.
  Government agencies &
  corporations................     $     --        --%      $   26,806      5.23%      $     --        --%      $     --        --%
State and municipal<F1>.......        2,468      7.28           45,893      9.19         37,750      8.68         21,009      8.80
Other.........................        3,764      9.50               --        --             --        --             --        --
                                   --------      ----       ----------      ----       --------      ----       --------      ----
Total held-to-maturity........        6,232      8.61           72,699      7.73         37,750      8.68         21,009      8.80
                                   --------      ----       ----------      ----       --------      ----       --------      ----

AVAILABLE-FOR-SALE SECURITIES:
U.S. Treasury & U.S.
  Government agencies &
  corporations................      160,365      5.11           95,313      6.11         12,039      6.04             --        --
State and municipal<F1>.......       17,661      8.30           19,480      7.53          9,007      7.98        127,313      8.20
Mortgage backed...............      125,651      6.33        1,154,970      6.69         58,967      6.78             --        --
Other.........................       27,756      5.93              258      7.75            266      7.00         41,886      6.26
                                   --------      ----       ----------      ----       --------      ----       --------      ----
Total available-for-sale......      331,433      5.81        1,270,021      6.66         80,279      6.80        169,199      7.70
                                   --------      ----       ----------      ----       --------      ----       --------      ----
Total securities..............     $337,665      5.86%      $1,342,720      6.72%      $118,029      7.41%      $190,208      7.83%
                                   ========      ====       ==========      ====       ========      ====       ========      ====

----------
<F1> Yields presented on a tax-equivalent basis assuming a tax rate of 35%.

    The weighted average yield on the taxable securities portfolio remained level at 6.29% for 1997 compared to 6.26% and 6.27% for 1996 and 1995, respectively.

    Average non-taxable securities totaled $204 million in 1997 compared to $116 million and $108 million in 1996 and 1995, respectively. The weighted average tax-equivalent yield was 8.28%, 9.01% and 9.84% during 1997, 1996 and 1995, respectively. All of the non-taxable securities held qualified for favorable tax treatment under the interest expense disallowance rules of the Internal Revenue Code of 1986, as amended. At year-end 1997, approximately 29% of the non-taxable securities portfolio was invested in municipal bond issues originated within the communities in which Magna's banking centers are located.

    Available-for-sale securities included gross unrealized gains of approximately $12.0 million and gross unrealized losses of approximately $6.9 million at December 31, 1997. The estimated market value of the securities classified as held-to-maturity was $141 million, reflecting gross unrealized gains of $4.5 million and gross unrealized losses of $1.0 million at year-end 1997. Magna's securities portfolio includes mortgage backed securities with a market value of approximately $1.3 billion, representing 67.2% of the market value of Magna's securities portfolio. The weighted average maturity of the securities portfolio was 3.8 and 3.5 years at December 31, 1997 and 1996, respectively.

    There were no outstanding trading account securities at year-end 1997 or 1996. Trading account activities were not significant to Magna's results of operations in any year presented.

    Average money market investments, consisting of federal funds sold and interest bearing due from bank balances, were less than 2% of interest earning assets during 1997, 1996 and 1995. Federal funds sold, the principal component of money market investments, consist of sales of funds in excess of the Affiliate Bank's reserve requirement to other financial institutions and generally have a maturity of one day. The average yield on market investments remained relatively stable during 1997 after decreasing 50 basis points in 1996 when compared to 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

  DEPOSITS

    Interest earning assets are funded by Magna from a variety of different sources. Each source is monitored continuously to maintain an appropriate spread between the yields on earning assets and rates paid for funding sources. Core deposits originating within the various communities served by Magna's banking centers continue to be Magna's most reliable and most important source of funds.

    Total deposits increased 29.5%, or $1.2 billion, to $5.4 billion at December 31, 1997 from $4.2 billion at December 31, 1996, and represented approximately 77% of total assets at such dates. The majority of the increase in deposits was derived from the acquisition of Homeland's deposits which aggregated $945.7 million. Noninterest bearing demand deposits increased $135.7 million at year-end 1997 compared to year-end 1996. The increase was primarily derived from the Homeland acquisition. The increase in all categories of interest bearing deposits, particularly time deposits, was reflective of the Homeland acquisition coupled with Magna's ongoing sales efforts and competitive pricing. Magna continues to feature its 9-month, 21-month and 30-month certificates of deposit. In addition, time deposits of $100,000 or more increased approximately $251 million at December 31, 1997 compared to year-end 1996. Aggressive sales efforts to obtain public fund deposits continued in 1997 as Magna strives to expand its overall banking relationships with public entities.

    Table 10 sets forth the composition of the deposit portfolio for the periods presented.

TABLE 10--DEPOSITS

                                                             DECEMBER 31
                                         -----------------------------------------------------
                                                 1997                           1996
                                         ----------------------         ----------------------
                                         AMOUNT         PERCENT         AMOUNT         PERCENT
                                         ------         -------         ------         -------
                                                       (DOLLARS IN THOUSANDS)
Noninterest bearing demand
  deposits.........................    $  711,163         13.1%       $  575,504         13.7%
Interest bearing demand deposits...       623,844         11.5           542,268         12.9
Savings and market rate deposits...       966,727         17.8           811,077         19.3
Time deposits less than $100,000...     2,395,001         44.0         1,780,188         42.4
Time deposits $100,000 or more.....       739,260         13.6           488,739         11.7
                                       ----------        -----        ----------        -----
Total deposits.....................    $5,435,995        100.0%       $4,197,776        100.0%
                                       ==========        =====        ==========        =====

    Average total deposits increased $1.1 billion during 1997 and $306 million during 1996. The increase in 1997 was primarily attributable to the deposits received in connection with the acquisition of Homeland with the remainder due to normal growth from operations. The increase in 1996 was partially attributable to the deposits received in connection with the acquisition of River Bend along with normal growth from operations. The noninterest bearing component of the deposit portfolio increased $122.5 million, or 23.8%, when comparing average balances for 1997 with 1996. This increase and the increase in average interest bearing deposits of $935.3 million from year-end 1996 resulted primarily from the Homeland acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

    Table 11 sets forth the major categories of average deposits and the weighted average interest rates paid on such categories for the last three years.

TABLE 11--AVERAGE DEPOSITS AND INTEREST RATES

                                                                              YEAR ENDED DECEMBER 31
                                                    ----------------------------------------------------------------------------
                                                           1997                        1996                        1995
                                                    --------------------       ---------------------       ---------------------
                                                    AVERAGE                     AVERAGE                     AVERAGE
                                                    BALANCE         RATE        BALANCE         RATE        BALANCE         RATE
                                                    -------         ----        -------         ----        -------         ----
                                                                              (DOLLARS IN THOUSANDS)
Noninterest bearing demand deposits...........     $  636,921        -- %      $  514,427        -- %      $  515,461        -- %
Interest bearing demand deposits..............        616,767       1.58          532,615       1.74          520,785       1.83
Savings and market rate deposits..............        972,597       2.97          831,381       2.96          845,458       2.98
Time deposits.................................      2,903,007       5.71        2,193,105       5.67        1,884,164       5.48
                                                   ----------       ----       ----------       ----       ----------       ----
Total deposits................................     $5,129,292       3.98%      $4,071,528       3.89%      $3,765,868       3.67%
                                                   ==========       ====       ==========       ====       ==========       ====

    Table 12 sets forth the amount and maturities of time deposits of $100,000 or more at year-end 1997.

TABLE 12--MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

                                                              DECEMBER 31, 1997
                                                 ------------------------------------------
                                                     TIME            OTHER
                                                 CERTIFICATES         TIME
                                                  OF DEPOSIT        DEPOSITS          TOTAL
                                                 ------------       --------          -----
                                                                (IN THOUSANDS)
3 months or less.............................      $256,871          $ 9,158         $266,029
Over 3 through 6 months......................       180,022           20,208          200,230
Over 6 through 12 months.....................       129,347            4,160          133,507
Over 12 months...............................       139,494               --          139,494
                                                   --------          -------         --------
Total........................................      $705,734          $33,526         $739,260
                                                   ========          =======         ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

  BORROWINGS

    Total borrowings amounted to $938 million at year-end 1997, an increase of $226 million from $712 million at year-end 1996. Table 13 sets forth the composition of borrowings for the periods presented.

TABLE 13--BORROWINGS

                                                                                               DECEMBER 31
                                                                            --------------------------------------------------
                                                                                    1997                         1996
                                                                            ---------------------        ---------------------
                                                                            AMOUNT        PERCENT        AMOUNT        PERCENT
                                                                            ------        -------        ------        -------
                                                                                         (DOLLARS IN THOUSANDS)
Short-term borrowings:
Parent company:
    8-3/4% Convertible Subordinated Debentures.........................    $ 14,102          1.5%       $     --           --%
                                                                           --------        -----        --------        -----
                                                                             14,102          1.5              --           --

Banking subsidiary:
    Federal funds purchased............................................      92,200          9.8          25,500          3.6
    Repurchase agreements..............................................     642,301         68.5         508,948         71.5
    Federal Home Loan Bank advances....................................      85,000          9.1          88,500         12.4
    Other..............................................................      12,000          1.3          10,987          1.6
                                                                           --------        -----        --------        -----
                                                                            831,501         88.7         633,935         89.1
                                                                           --------        -----        --------        -----
Total short-term borrowings:...........................................     845,603         90.2         633,935         89.1
                                                                           --------        -----        --------        -----

Long-term debt:
Parent company:
    7% Convertible Subordinated Capital Notes..........................      10,440          1.1          12,541          1.8
    8-3/4% Convertible Subordinated Debentures.........................          --           --          14,872          2.1
                                                                           --------        -----        --------        -----
                                                                             10,440          1.1          27,413          3.9

Banking subsidiary:
    Federal Home Loan Bank advances....................................      81,461          8.7          50,000          7.0
    Other..............................................................         155           --             164           --
                                                                           --------        -----        --------        -----
                                                                             81,616          8.7          50,164          7.0
                                                                           --------        -----        --------        -----
Total long-term debt...................................................      92,056          9.8          77,577         10.9
                                                                           --------        -----        --------        -----
Total borrowings.......................................................    $937,659        100.0%       $711,512        100.0%
                                                                           ========        =====        ========        =====

    During 1997 average long-term debt decreased approximately $4 million from 1996, which decrease was principally the result of the reclassification of certain debt instruments from long-term debt to other short-term borrowings as a result of their forthcoming 1998 maturities. The effects of these reclassifications were offset by the addition of several long-term Federal Home Loan Bank advances which have varying interest rates and maturity dates.

    The weighted average rate of interest on long-term debt was 7.38% in 1997, 7.68% in 1996 and 7.59% in 1995. The decrease in the weighted average rate of interest for 1997 compared with 1996 was reflective of the downward trend in the interest rate environment during that time. The overall interest rate environment during 1996 was stable when compared to 1995.

    Average short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements, increased $199 million and $204 million during 1997 and 1996, respectively. These borrowings serve as an alternative source of funds to deposit funding sources. Approximately $150 million of the increase in average short-term borrowings in 1997 was in the form of repurchase agreements, particularly those related to cash management accounts. The average balance of cash management account balances increased to $507.2 million during 1997 compared to $372.2 million in 1996. Such accounts involve the daily transfer of excess funds from noninterest bearing deposit accounts into interest bearing cash management repurchase agreement accounts. Magna continues to aggressively market its cash management product to its commercial depositors and has also

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

established a similar product to be offered to individual depositors. Although classified as a form of short-term borrowing, management views cash management repurchase agreement accounts as a stable source of funds. The remainder of the increase in average short-term borrowings in 1997 was primarily due to an increase in federal funds purchased, the proceeds of which were used to fund increases in certain earning assets, particularly investment securities. Federal funds purchased are sources of funds utilized primarily by the Affiliate Bank, which purchases excess funds from a network of approximately 277 correspondent banks. Repurchase agreements, other than cash management repurchase agreements, generally represent an alternative to short-term certificates of deposit offered to Magna's commercial customers. The weighted average rate of interest paid for short-term borrowings was 5.12%, 4.84% and 5.16% in 1997, 1996 and 1995,
respectively.

    Table 14 sets forth a summary of information pertaining to short-term borrowings for the periods presented.

TABLE 14--SHORT-TERM BORROWINGS

                                                                1997                      1996                      1995
                                                          ------------------        ------------------        ------------------
                                                          AMOUNT        RATE        AMOUNT        RATE        AMOUNT        RATE
                                                          ------        ----        ------        ----        ------        ----
                                                                                 (DOLLARS IN THOUSANDS)
At December 31:
Federal funds purchased.............................     $ 92,200       5.65%      $ 25,500       5.50%      $ 41,790       5.75%
Repurchase agreements...............................      642,301       5.30        508,948       5.47        368,861       4.77
Other...............................................      111,102       6.81         99,487       5.27         50,000       4.91
                                                         --------       ----       --------       ----       --------       ----
Total...............................................     $845,603       5.54%      $633,935       5.44%      $460,651       4.87%
                                                         ========       ====       ========       ====       ========       ====

For the year ended December 31:
Average daily balance:
Federal funds purchased.............................     $ 98,975       5.54%      $ 55,410       5.42%      $ 58,202       5.95%
Repurchase agreements...............................      607,352       4.93        456,965       4.70        320,409       5.04
Other...............................................       88,000       5.99         83,240       5.20         13,178       4.73
                                                         --------       ----       --------       ----       --------       ----
Total...............................................     $794,327       5.12%      $595,615       4.84%      $391,789       5.16%
                                                         ========       ====       ========       ====       ========       ====

Maximum month-end balance:
Federal funds purchased.............................     $212,000        NA        $155,435        NA        $147,190        NA
Repurchase agreements...............................      654,693        NA         521,794        NA         369,996        NA
Other...............................................      111,662        NA         102,259        NA          50,000        NA

---------
NA--Not applicable

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

    Magna manages loan quality and risk through initial loan analysis and approval, monthly monitoring of portfolio performance and prompt follow-up on problem credits. Management is provided with extensive information on risk levels, trends, delinquencies, portfolio concentrations and internal ratings which are used in the portfolio analysis. Magna's ongoing loan analysis process proactively identifies, monitors and works with borrowers for whom there are indications of future repayment difficulties. Magna's asset quality division monitors all nonperforming assets, intervenes on significant credits that have been classified and is responsible for reducing the level of problem assets through the implementation of workout plans.

    Magna's lending philosophy is to invest in loans in the communities served by its banking centers so that it can effectively monitor and control credit risk. The majority of the loan portfolio is comprised of retail loans and credits to small-to-midsized businesses. The loan portfolio does not include any loans to foreign countries or highly leveraged transaction loans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

    Table 15 sets forth a summary of nonperforming assets and related ratios for the periods presented.

TABLE 15--NONPERFORMING ASSETS

                                                                                           DECEMBER 31
                                                                  ------------------------------------------------------------
                                                                  1997          1996          1995          1994          1993
                                                                  ----          ----          ----          ----          ----
                                                                                     (DOLLARS IN THOUSANDS)
Nonaccrual loans............................................     $29,733       $17,133       $24,564       $27,184       $39,073
Loans past due 90 days or more..............................      16,366        10,175         6,198         8,060         9,520
Restructured loans..........................................         230            --            58         1,658         2,453
                                                                 -------       -------       -------       -------       -------
Total nonperforming loans...................................      46,329        27,308        30,820        36,902        51,046
Foreclosed property.........................................       1,950         2,906         5,009         7,206         9,889
                                                                 -------       -------       -------       -------       -------
Total nonperforming assets..................................     $48,279       $30,214       $35,829       $44,108       $60,935
                                                                 =======       =======       =======       =======       =======
Nonperforming loans to total loans..........................        1.03%          .80%          .96%         1.24%         1.99%
Nonperforming assets to total loans and foreclosed
  property..................................................        1.08%          .88%         1.12%         1.48%         2.37%
Nonperforming assets to total assets........................         .68%          .55%          .72%          .95%         1.48%

    Nonperforming loans increased 69.7% and nonperforming assets increased 59.8% in 1997 compared to 1996. These increases are primarily due to the $7.8 million residual balance of commercial loans to a single borrower which were subject to a charge-off in the first quarter of 1997, the acquisition of nonperforming loans from Homeland, and the addition of three commercial and two commercial real estate loans which totaled $5.5 million. Management is in varying stages of workout or liquidation of these nonperforming loans. The level of foreclosed property was reduced 32.9% in 1997 due to Magna's ongoing loss control efforts. Management does not anticipate any significant losses upon disposition of the remaining foreclosed properties.

    Table 16 sets forth the composition of Magna's loan portfolio and nonperforming assets in such loan categories at December 31, 1997 and 1996.

TABLE 16--LOAN PORTFOLIO AND NONPERFORMING ASSETS COMPOSITION

                                                                 DECEMBER 31, 1997                    DECEMBER 31, 1996
                                                           -------------------------------------------------------------------
                                                           LOANS AND                            LOANS AND
                                                           FORECLOSED       NONPERFORMING       FORECLOSED       NONPERFORMING
                                                            PROPERTY           ASSETS            PROPERTY           ASSETS
                                                           ----------       -------------       ----------       -------------
                                                                                     (IN THOUSANDS)
COMMERCIAL BORROWERS:
Commercial, financial and agricultural.................    $  807,720          $17,526          $  648,881          $ 6,684
Commercial real estate.................................     1,420,521            9,528           1,156,402            7,229
Real estate construction...............................       272,151            2,937             150,157              730
                                                           ----------          -------          ----------          -------
Total commercial.......................................     2,500,392           29,991           1,955,440           14,643

CONSUMER BORROWERS:
1-4 family residential real estate.....................     1,271,432           13,178             942,053            9,971
Other consumer loans, net of unearned income...........       711,988            3,160             517,816            2,694
                                                           ----------          -------          ----------          -------
Total consumer.........................................     1,983,420           16,338           1,459,869           12,665
                                                           ----------          -------          ----------          -------
Total loans............................................     4,483,812           46,329           3,415,309           27,308
Foreclosed property....................................         1,950            1,950               2,906            2,906
                                                           ----------          -------          ----------          -------
Total..................................................    $4,485,762          $48,279          $3,418,215          $30,214
                                                           ==========          =======          ==========          =======

    Management continues to place emphasis on improving asset quality and utilization of loan workout and remediation strategies. At December 31, 1997, there were no material commitments to lend additional funds to borrowers whose loans were accounted for as nonaccrual, 90 days or more past due, or restructured.

    It is the policy of Magna to discontinue the accrual of interest on loans when principal or interest is due and has remained unpaid for 90 days or more, unless the loan is well secured and in the process of collection. Magna would have recorded interest income of $3.6 million for 1997 if the loans accounted for as nonaccrual at year-end

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

1997 had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period. The amount of interest included in interest income for 1997 relating to these loans was negligible.

    Certain loans may require frequent management attention and are reviewed on a monthly or more frequent basis. Although payments on these loans may be current or less than 90 days past due, the borrowers presently have or have had a history of financial difficulties and management has concern as to the borrowers' ability to comply with present loan repayment terms. Management believes such loans present more than normal risk of collectibility. As such, these loans may result in classification at some future point in time as nonperforming. At December 31, 1997, such loans amounted to $13.8 million. Table 17 sets forth information pertaining to Magna's provision for loan losses charged to operations, the activity in and an analysis of the reserve for loan losses for the last five years.

TABLE 17--RESERVE FOR LOAN LOSSES

                                                                                  YEAR ENDED DECEMBER 31
                                                                   ----------------------------------------------------
                                                                   1997        1996        1995        1994        1993
                                                                   ----        ----        ----        ----        ----
                                                                                  (DOLLARS IN THOUSANDS)
Balance at beginning of year..................................    $45,382     $42,623     $43,991     $40,065     $38,194
Loans charged off:
Commercial, financial and agricultural........................     21,549       4,414       7,065       3,649       5,635
Real estate:
    Commercial................................................      1,879       2,059       3,425       2,995       5,660
    Residential...............................................        935       1,550       1,805       1,580       1,850
    Construction..............................................         48         318         142         118         581
                                                                  -------     -------     -------     -------     -------
        Total real estate.....................................      2,862       3,927       5,372       4,693       8,091
                                                                  -------     -------     -------     -------     -------
Consumer......................................................      7,540       4,715       3,963       3,146       3,816
                                                                  -------     -------     -------     -------     -------
        Total charge-offs.....................................     31,951      13,056      16,400      11,488      17,542
                                                                  -------     -------     -------     -------     -------

Recoveries of loans previously charged off:
Commercial, financial and agricultural........................      1,728       2,607       1,870       4,488       1,576
Real estate:
    Commercial................................................        216         515       1,257       1,334         687
    Residential...............................................        222         398         683         293         208
    Construction..............................................        344          23         128         471          78
                                                                  -------     -------     -------     -------     -------
        Total real estate.....................................        782         936       2,068       2,098         973
                                                                  -------     -------     -------     -------     -------
Consumer......................................................      1,405       1,102       1,102       1,187       1,420
                                                                  -------     -------     -------     -------     -------
        Total recoveries......................................      3,915       4,645       5,040       7,773       3,969
                                                                  -------     -------     -------     -------     -------
        Net loans charged off.................................     28,036       8,411      11,360       3,715      13,573
                                                                  -------     -------     -------     -------     -------
Provision for loan losses.....................................     28,947      10,280       9,992       4,900       9,589
Reserve of acquired institutions..............................     13,146         890          --       2,741       5,855
                                                                  -------     -------     -------     -------     -------
Balance at end of year........................................    $59,439     $45,382     $42,623     $43,991     $40,065
                                                                  =======     =======     =======     =======     =======
Net loan charge-offs as a percent of average total loans......        .65%        .25%        .37%        .14%        .59%
Reserve for loan losses as a percent of total loans...........       1.33%       1.33%       1.33%       1.48%       1.56%
Reserve for loan losses as a percent of nonperforming loans...     128.30%     166.19%     138.30%     119.21%      78.49%

    During 1997, Magna recorded net charge-offs of $28.0 million compared to net charge-offs of $8.4 million in 1996. This increase is primarily a result of a $14.5 million charge-off taken in the first quarter of 1997 on commercial loans to a single borrower. Net charge-offs in the commercial, financial and agricultural segment, which includes the aforementioned charge-off on loans to a single borrower, totaled $19.8 million compared to net charge-offs of $1.8 million in 1996. Charge-offs and recoveries in all other loan categories were comprised of a wide variety of borrowers. Net loan charge-offs as a percent of average total loans increased to .65% in 1997 compared to .25% in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

    The reserve for loan losses at December 31, 1997, increased approximately $14.1 million from year-end 1996. This increase is due to the $13.1 million reserve derived from the Homeland acquisition and the increased level of the provision for loan losses. The reserve to nonperforming loans ratio was 128.30% at December 31, 1997, compared to 166.19% at December 31, 1996. Management believes that the reserve for loan losses at December 31, 1997 was adequate to provide for possible losses inherent in the loan portfolio. However, no assurance can be given that subsequent changes in economic conditions, risk elements and other factors will not require changes in the level of the reserve for loan losses.

    Table 18 sets forth the allocation of the reserve for loan losses by loan category and the percent of loans in each category to total loans for the last five years.

TABLE 18--ALLOCATION OF THE RESERVE FOR LOAN LOSSES
                                                    DECEMBER 31
                    ----------------------------------------------------------------------------
                             1997                       1996                       1995
                    ----------------------     ----------------------     ----------------------
                                PERCENT OF                 PERCENT OF                 PERCENT OF
                                 LOANS IN                   LOANS IN                   LOANS IN
                                   EACH                       EACH                       EACH
                                 CATEGORY                   CATEGORY                   CATEGORY
                                 TO TOTAL                   TO TOTAL                   TO TOTAL
                    RESERVE       LOANS        RESERVE       LOANS        RESERVE       LOANS
                    -------     ----------     -------     ----------     -------     ----------
                                               (DOLLARS IN THOUSANDS)
Commercial,
 financial and
 agricultural...    $22,281         18.0%      $13,453         19.0%      $12,183         18.5%

Real estate:
  Commercial....     17,082         31.7        15,263         33.9        14,259         31.1
  Residential...      5,534         28.3         4,346         27.6         4,817         29.2
  Construction..      1,500          6.1         1,000          4.4         1,100          4.9
                    -------        -----       -------        -----       -------        -----
    Total real
     estate.....     24,116         66.1        20,609         65.9        20,176         65.2
                    -------        -----       -------        -----       -------        -----
Consumer........      7,906         15.9         6,250         15.1         5,754         16.3
Not allocated...      5,136           NA         5,070           NA         4,510           NA
                    -------        -----       -------        -----       -------        -----
Total...........    $59,439        100.0%      $45,382        100.0%      $42,623        100.0%
                    =======        =====       =======        =====       =======        =====


                                       DECEMBER 31
                    ------------------------------------------------
                            1994                       1993
                    ---------------------     ----------------------
                               PERCENT OF                 PERCENT OF
                                LOANS IN                   LOANS IN
                                  EACH                       EACH
                                CATEGORY                   CATEGORY
                                TO TOTAL                   TO TOTAL
                    RESERVE      LOANS        RESERVE       LOANS
                    -------    ----------     -------     ----------
                                 (DOLLARS IN THOUSANDS)
Commercial,
 financial and
 agricultural...    $11,458        16.6%      $11,563         18.3%

Real estate:
  Commercial....     14,265        31.4        13,419         33.5
  Residential...      4,781        30.4         3,104         29.2
  Construction..      1,093         4.4         1,244          4.0
                    -------       -----       -------        -----
    Total real
     estate.....     20,139        66.2        17,767         66.7
                    -------       -----       -------        -----
Consumer........      5,729        17.2         5,054         15.0
Not allocated...      6,665          NA         5,681           NA
                    -------       -----       -------        -----
Total...........    $43,991       100.0%      $40,065        100.0%
                    =======       =====       =======        =====

----------
NA--Not applicable

CAPITAL RESOURCES AND LIQUIDITY

  CAPITAL

    Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. See "Notes to Consolidated Financial Statements--15 Regulatory Matters" for additional information concerning Magna's regulatory capital measures.

  DIVIDENDS AND RESOURCE COMMITMENTS

    The primary source of funds to Magna, on a parent company only basis, consists of dividends and management fees paid by the Affiliate Bank, whose ability to pay such dividends and management fees is subject to limitations under various laws and regulations. Because of such limitations, during the fourth quarter of 1996, the Affiliate Bank requested and received approval from the OCC to pay to Magna a special dividend sufficient for Magna to fund the cash portion of the Homeland acquisition. The Affiliate Bank also requested and received approval from the OCC to pay dividends in 1997 of up to 50% of its then-current period earnings, subject to the Affiliate Bank maintaining its status as a "well capitalized" financial institution. In the fourth quarter of 1997, the Affiliate Bank again requested and received approval from the OCC to continue, through 1998, payments of dividends in the same manner and under the same conditions as were applicable in 1997. Payment of cash dividends by the Affiliate Bank beyond December 31, 1998 may require additional regulatory approval.

    Management believes that the earnings of the Affiliate Bank will be sufficient to provide capital to fund asset growth and to permit the distribution of cash dividends to Magna sufficient to meet Magna's operating and debt service requirements both on a long-term and short-term basis. See "Notes to Consolidated Financial

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

Statements--23 Parent Company Condensed Financial Statements" for additional information with respect to the parent company only sources and uses of funds during the three year period ended December 31, 1997.

    Other than the commitment of funds to be used for the repurchase of shares of its common stock in connection with the Charter acquisition, Magna had no commitments for any significant capital expenditures at December 31, 1997.

  CREDIT FACILITY

    On December 30, 1996, Magna entered into a three year, unsecured revolving credit facility (the "Credit Facility") with a syndicate of unaffiliated banks, which provided, at December 31, 1997, for borrowings by Magna of up to $100 million. Under the terms of the Credit Facility, Magna may elect to convert the principal balance of any outstanding revolving loans into term loans for a term ending no later than December 30, 2002.

    The Credit Facility contains specific covenants which, among other things, limit dividend payments, restrict the sale of assets by Magna under certain circumstances and provide for possible acceleration of the repayment terms upon the merger of Magna or its subsidiaries with and into unaffiliated entities. The Credit Facility also contains certain financial covenants, including the maintenance by Magna of a maximum nonperforming assets to total equity capital ratio, minimum return on average assets ratio, maximum funded debt to total equity capital ratio, minimum levels of total equity capital and requires that Magna cause the Affiliate Bank to, at a minimum, remain "adequately capitalized," as defined by the federal banking regulators.

  FUNDS MANAGEMENT

    Magna's Funds Management Committee monitors and manages Magna's exposure to adverse movements in interest rates. Through policies approved by Magna's Board of Directors, the Funds Management Committee coordinates Magna's acquisition of and redeployment of funds, consistent with maintaining acceptable levels of changes in net interest income. The Funds Management Committee is comprised of executive management from all major functional areas of Magna.

    Magna primarily relies upon a simulation model to project changes in net interest income over a one year time frame in various interest rate environments. Modeling techniques encompass contractual maturity, index-driven repricing characteristics and prepayment assumptions covering interest rate increases or decreases of 200 basis points. Projected activity, by major product line, is factored into the model as anticipated within the various interest rate scenarios. Additionally, the model incorporates key assumptions involving Magna's ability to control and direct deposit rates, particularly on non-maturity categories.

    The Funds Management Committee accepts and manages interest rate risk as an opportunity for increased profitability and stockholder value within prudent tolerance levels essential to Magna's safety. Techniques to manage the level of interest rate risk utilized by Magna include selling existing assets, influencing the term of deposits through pricing strategies, use of wholesale funding to direct maturity structure, and investments in more complex financial instruments. Although Magna has the authority to utilize interest rate swaps, caps and floors to manage interest rate risk, no outstanding positions existed at December 31, 1997 and Magna does not intend to utilize such instruments at the present time.

    Asset liquidity at the Affiliate Bank is provided principally through maturities of loans, securities and other interest earning assets. However, these assets are not viewed as a continually reliable source of liquidity because of the impact of volatile interest rates and other outside influences on marketability. The most important source of liquidity for the Affiliate Bank is liability liquidity. Liability liquidity is defined by Magna as the ability to generate new funds and to renew maturing liabilities in a variety of markets and economic environments. The most important factor in assuring liability liquidity is the maintenance of confidence in Magna by suppliers of funds. This confidence is based on performance and reputation. Management believes the reputation of Magna, as well as its financial strength and long-term community-based core deposit customer relationships, will enable it to generate funds to meet its future funding requirements.

    Table 19 provides, in dollar denominated balances, information regarding Magna's financial instruments that are sensitive to changes in interest rates at December 31, 1997. Expected cash flow takes into consideration anticipated prepayments as well as scheduled principal amortization. Magna's assets and liabilities having no stated maturity are considered to be long-term in nature and are reported in the "thereafter" column.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

TABLE 19--INTEREST SENSITIVITY/MARKET RISK ANALYSIS
                                      PERIOD OF EXPECTED REPRICING OPPORTUNITY AND YIELD
                                                    YEAR ENDED DECEMBER 31
                                     ----------------------------------------------------
                                        1998           1999           2000          2001
                                        ----           ----           ----          ----
                                                     (DOLLARS IN THOUSANDS)
INTEREST EARNING ASSETS:
  Loans secured by mortgages:
    Fixed:
      Amount.......................  $  729,003     $  342,729     $  362,299     $169,288
      Rate.........................        8.38%          8.29%          8.27%        7.94%
    Adjustable:
      Amount.......................     966,763        221,761        134,658           --
      Rate.........................        8.76           7.29           8.05           --
  Other loans and leases:
    Fixed:
      Amount.......................     393,054        252,999        307,881       19,798
      Rate.........................        8.55           9.26           8.79         9.11
    Adjustable:
      Amount.......................     544,879             --             --           --
      Rate.........................        9.20             --             --           --
  Mortgage backed securities:
    Fixed:
      Amount.......................     125,197        268,535        248,636      409,731
      Rate.........................        6.33           6.58           6.73         6.72
    Adjustable:
      Amount.......................       5,722             --             --           --
      Rate.........................        5.81             --             --           --
  Other investment securities:
    Fixed:
      Amount.......................     191,196         81,362         60,375       28,003
      Rate.........................        5.26           6.06           5.70         5.83
    Adjustable:
      Amount.......................      38,286             --             --           --
      Rate.........................        5.61             --             --           --
  Other interest earning assets:
    Fixed:
      Amount.......................         386            189             --           96
      Rate.........................        8.61           8.78             --         8.35
    Adjustable:
      Amount.......................      47,531             --             --           --
      Rate.........................        5.53             --             --           --
                                     ----------     ----------     ----------     --------

Total interest earning assets:
      Amount.......................  $3,042,017     $1,167,575     $1,113,849     $626,916
                                     ==========     ==========     ==========     ========
      Rate.........................        8.30%          7.76%          7.90%        7.09%
                                     ==========     ==========     ==========     ========

INTEREST BEARING LIABILITIES:
  Time deposits:
    Fixed:
      Amount.......................  $2,178,887     $  587,963     $  219,704     $ 46,656
      Rate.........................        5.68%          5.96%          5.99%        6.37%
    Adjustable:
      Amount.......................      74,496             --             --           --
      Rate.........................        5.30             --             --           --
  Other interest bearing deposits:
    Fixed:
      Amount.......................          --             --             --           --
      Rate.........................          --             --             --           --
  Borrowings:
    Fixed:
      Amount.......................     109,849         14,498         52,088       10,366
      Rate.........................        6.90           6.75           5.99         5.92
    Adjustable:
      Amount.......................     730,768             --             --           --
      Rate.........................        4.96             --             --           --
                                     ----------     ----------     ----------     --------

Total interest bearing liabilities:
      Amount.......................  $3,094,000     $  602,461     $  271,792     $ 57,022
                                     ==========     ==========     ==========     ========
      Rate.........................        5.54%          5.98%          5.99%        6.29%
                                     ==========     ==========     ==========     ========

                                      PERIOD OF EXPECTED REPRICING OPPORTUNITY AND YIELD
                                                    YEAR ENDED DECEMBER 31
                                      ---------------------------------------------------
                                                                                  FAIR
                                       2002      THEREAFTER       TOTAL          VALUE
                                     --------    ----------     ----------     ----------
                                                    (DOLLARS IN THOUSANDS)
INTEREST EARNING ASSETS:
  Loans secured by mortgages:
    Fixed:
      Amount.......................  $ 34,977    $    2,626     $1,640,922     $1,648,497
      Rate.........................      7.22%         8.52%          8.27%
    Adjustable:
      Amount.......................        --            --      1,323,182      1,325,514
      Rate.........................        --            --           8.42
  Other loans and leases:
    Fixed:
      Amount.......................     1,090             7        974,829        990,791
      Rate.........................      8.67          9.50           8.82
    Adjustable:
      Amount.......................        --            --        544,879        544,879
      Rate.........................        --            --           9.20
  Mortgage backed securities:
    Fixed:
      Amount.......................   225,677        56,090      1,333,866      1,333,866
      Rate.........................      6.71          6.83           6.66
    Adjustable:
      Amount.......................        --            --          5,722          5,722
      Rate.........................        --            --           5.81
  Other investment securities:
    Fixed:
      Amount.......................    12,751       237,061        610,748        614,240
      Rate.........................      5.76          5.60           5.58
    Adjustable:
      Amount.......................        --            --         38,286         38,286
      Rate.........................        --            --           5.61
  Other interest earning assets:
    Fixed:
      Amount.......................        --            --            671            671
      Rate.........................        --            --           8.62
    Adjustable:
      Amount.......................        --            --         47,531         47,531
      Rate.........................        --            --           5.53
                                     --------    ----------     ----------     ----------

Total interest earning assets:
      Amount.......................  $274,495    $  295,784     $6,520,636     $6,549,997
                                     ========    ==========     ==========     ==========
      Rate.........................      6.74%         5.86%          7.84%
                                     ========    ==========     ==========

INTEREST BEARING LIABILITIES:
  Time deposits:
    Fixed:
      Amount.......................  $ 19,006    $    7,549     $3,059,765     $3,005,951
      Rate.........................      6.09%         5.88%          5.77%
    Adjustable:
      Amount.......................        --            --         74,496         74,496
      Rate.........................        --            --           5.30
  Other interest bearing deposits:
    Fixed:
      Amount.......................        --     1,590,571      1,590,571      1,590,571
      Rate.........................        --          2.38           2.38
  Borrowings:
    Fixed:
      Amount.......................        94        19,996        206,891        207,339
      Rate.........................      6.55          6.20           6.54
    Adjustable:
      Amount.......................        --            --        730,768        730,768
      Rate.........................        --            --           4.96
                                     --------    ----------     ----------     ----------

Total interest bearing liabilities:
      Amount.......................  $ 19,100    $1,618,116     $5,662,491     $5,609,125
                                     ========    ==========     ==========     ==========
      Rate.........................      6.09%         2.44%          4.74%
                                     ========    ==========     ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                         FIRST          SECOND         THIRD          FOURTH
                                                                        QUARTER        QUARTER        QUARTER        QUARTER
                                                                        -------        -------        -------        -------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997
Interest income.....................................................    $107,062       $124,711       $128,093       $130,298
Interest expense....................................................      53,832         63,369         66,154         67,781
Net interest income.................................................      53,230         61,342         61,939         62,517
Provision for loan losses...........................................      15,152          3,277          4,477          6,041
Noninterest income..................................................      13,954         17,208         19,237         20,883
Noninterest expense.................................................      38,417         45,164         44,733         44,323
Income tax expense..................................................       4,177         10,290         10,723         10,861
                                                                        --------       --------       --------       --------
Net income..........................................................    $  9,438       $ 19,819       $ 21,243       $ 22,175
                                                                        ========       ========       ========       ========
Per common share
    Net income:
        Basic.......................................................    $    .32       $    .60       $    .65       $    .68
        Diluted.....................................................         .31            .59            .63            .66
    Dividends.......................................................         .25            .25            .25            .25

1996
Interest income.....................................................    $ 92,768       $ 96,944       $ 98,562       $ 99,561
Interest expense....................................................      45,643         47,662         49,836         50,607
Net interest income.................................................      47,125         49,282         48,726         48,954
Provision for loan losses...........................................       2,483          2,799          2,499          2,499
Noninterest income..................................................      12,222         12,572         12,522         13,042
Noninterest expense.................................................      34,874         34,780         34,515         34,217
Income tax expense..................................................       7,647          8,416          8,208          8,369
                                                                        --------       --------       --------       --------
Net income..........................................................    $ 14,343       $ 15,859       $ 16,026       $ 16,911
                                                                        ========       ========       ========       ========
Per common share
    Net income:
        Basic.......................................................    $    .51       $    .56       $    .57       $    .60
        Diluted.....................................................         .50            .54            .56            .59
    Dividends.......................................................         .22            .22            .22            .22

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Funds Management."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

                                                      YEAR ENDED DECEMBER 31
                                              --------------------------------------
                                              1997             1996             1995
                                              ----             ----             ----
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
    Interest and fees on loans..........    $370,904         $285,151         $266,146
    Securities:
        Taxable.........................     103,130           93,029           71,853
        Tax-exempt......................      11,484            7,141            7,266
                                            --------         --------         --------
                                             114,614          100,170           79,119
    Other, principally federal funds
      sold..............................       4,646            2,514            1,903
                                            --------         --------         --------
            Total Interest Income.......     490,164          387,835          347,168

INTEREST EXPENSE
    Deposits............................     204,261          158,188          138,025
    Federal funds purchased.............       5,480            3,006            3,463
    Repurchase agreements...............      29,945           21,481           16,147
    Other short-term borrowings.........       5,275            4,325              623
    Long-term debt......................       6,175            6,748            6,059
                                            --------         --------         --------
            Total Interest Expense......     251,136          193,748          164,317
                                            --------         --------         --------

NET INTEREST INCOME.....................     239,028          194,087          182,851
Provision for Loan Losses...............      28,947           10,280            9,992
                                            --------         --------         --------
            Net Interest Income After
              Provision for Loan
              Losses....................     210,081          183,807          172,859

NONINTEREST INCOME
    Service charges on deposits.........      26,104           23,443           22,487
    Trust services......................      12,643            9,382            8,638
    Credit card services................       7,227            6,013            5,801
    Brokerage and investment services...       5,773            3,341            2,361
    Securities gains, net...............       2,584              817              356
    Other...............................      16,951            7,362            8,220
                                            --------         --------         --------
            Total Noninterest Income....      71,282           50,358           47,863

NONINTEREST EXPENSE
    Employee compensation and other
      benefits..........................      88,311           69,142           72,993
    Net occupancy.......................      19,327           17,980           17,677
    Equipment...........................       9,767            8,731            8,967
    FDIC insurance premiums.............         808              554            4,342
    Goodwill and other intangibles......       8,763            2,923            2,241
    Other...............................      45,661           39,056           39,997
                                            --------         --------         --------
            Total Noninterest Expense...     172,637          138,386          146,217
                                            --------         --------         --------
INCOME BEFORE INCOME TAXES..............     108,726           95,779           74,505
Income Tax Expense......................      36,051           32,640           23,283
                                            --------         --------         --------
NET INCOME..............................    $ 72,675         $ 63,139         $ 51,222
                                            ========         ========         ========

AVERAGE SHARES OUTSTANDING
    Basic...............................      32,090           28,183           27,704
    Diluted.............................      33,749           29,819           28,736

PER SHARE DATA
    Net income:
        Basic...........................       $2.26            $2.24            $1.85
        Diluted.........................        2.21             2.19             1.81
    Dividends declared..................        1.00              .88              .80

                            See accompanying notes.

CONSOLIDATED BALANCE SHEETS

                                                     DECEMBER 31
                                               -----------------------
                                               1997               1996
                                               ----               ----
                                            (IN THOUSANDS, EXCEPT SHARES)
ASSETS
    Cash and due from banks.............    $  247,932         $  180,412
    Federal funds sold..................        48,202             34,068
    Securities:
        Held-to-maturity (estimated
          market value of $141,182 and
          $156,993, respectively).......       137,690            154,729
        Available-for-sale (at estimated
          market value).................     1,850,932          1,501,178
    Loans, net of unearned income.......     4,483,812          3,415,309
        Reserve for loan losses.........       (59,439)           (45,382)
                                            ----------         ----------
            Net Loans...................     4,424,373          3,369,927
    Premises and equipment..............       118,587             81,815
    Accrued interest receivable.........        46,736             39,387
    Goodwill and other intangibles......       121,817             29,310
    Foreclosed property.................         1,950              2,906
    Other assets........................        76,750             64,977
                                            ----------         ----------
            Total Assets................    $7,074,969         $5,458,709
                                            ==========         ==========
LIABILITIES
    Deposits:
        Noninterest bearing.............    $  711,163         $  575,504
        Interest bearing................     4,724,832          3,622,272
                                            ----------         ----------
            Total Deposits..............     5,435,995          4,197,776
    Federal funds purchased.............        92,200             25,500
    Repurchase agreements...............       642,301            508,948
    Other short-term borrowings.........       111,102             99,487
    Long-term debt......................        92,056             77,577
    Other liabilities...................        74,962             65,460
                                            ----------         ----------
            Total Liabilities...........     6,448,616          4,974,748

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
    Preferred stock.....................            40                 40
    Common stock, $2 par value--
      80,000,000 shares authorized;
      33,799,995 and 28,954,500 shares
      issued, respectively..............        67,600             57,909
    Capital surplus.....................       336,544            230,258
    Retained earnings...................       256,611            215,744
    Treasury stock--937,900 and 745,000
      shares, respectively, at cost.....       (32,703)           (17,605)
    Unearned restricted stock awards....        (4,835)                --
    Net unrealized gains (losses) on
      securities........................         3,096             (2,385)
                                            ----------         ----------
            Total Stockholders'
              Equity....................       626,353            483,961
                                            ----------         ----------
            Total Liabilities and
              Stockholders' Equity......    $7,074,969         $5,458,709
                                            ==========         ==========

                            See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                PREFERRED STOCK       COMMON STOCK
                                ----------------    -----------------    CAPITAL     RETAINED
                                SHARES    AMOUNT    SHARES    AMOUNT     SURPLUS     EARNINGS
                                ------    ------    ------    -------    -------     --------
                                                       (IN THOUSANDS)

BALANCE AT JANUARY 1, 1995....      2       $41     27,512    $55,025    $203,693    $148,417
  Net income..................                                                         51,222
  Cash dividends declared.....                                                        (22,201)
  Issuance of common stock:
    Conversion of capital
     notes....................                         111        221       1,671
    Various stock issuance
     plans....................                         375        750       6,224
  Change in net unrealized
   gains (losses) on
   securities.................
                                  ---       ---     ------    -------    --------    --------
BALANCE AT DECEMBER 31, 1995..      2        41     27,998     55,996     211,588     177,438
  Net income..................                                                         63,139
  Cash dividends declared.....                                                        (24,833)
  Issuance of common stock:
    Conversion of capital
     notes and debentures.....                         144        287       2,371
    Acquisitions..............                         550      1,100      10,867
    Various stock issuance
     plans....................                         263        526       5,432
  Purchase of class B stock...               (1)
  Change in net unrealized
   gains (losses) on
   securities.................
  Purchase of treasury
   stock......................
                                  ---       ---     ------    -------    --------    --------
BALANCE AT DECEMBER 31, 1996..      2        40     28,955     57,909     230,258     215,744
  Net income..................                                                         72,675
  Cash dividends declared.....                                                        (31,808)
  Issuance of common stock:
    Conversion of capital
     notes and debentures.....                         185        370       3,215
    Acquisitions..............                       4,293      8,586      92,876
    Various stock issuance
     plans....................                         367        735      10,195
  Change in net unrealized
   gains (losses) on
   securities.................
  Amortization of restricted
   stock awards...............
  Purchase of treasury
   stock......................
                                  ---       ---     ------    -------    --------    --------
BALANCE AT DECEMBER 31, 1997..      2       $40     33,800    $67,600    $336,544    $256,611
                                  ===       ===     ======    =======    ========    ========

                                                                       NET
                                                      UNEARNED     UNREALIZED      TOTAL
                                 TREASURY STOCK      RESTRICTED       GAINS        STOCK-
                                ----------------       STOCK       (LOSSES) ON    HOLDERS'
                                SHARES    AMOUNT       AWARDS      SECURITIES      EQUITY
                                ------   -------     ----------    -----------    --------

BALANCE AT JANUARY 1, 1995....     --    $     --      $    --       $(35,864)    $371,312
  Net income..................                                                      51,222
  Cash dividends declared.....                                                     (22,201)
  Issuance of common stock:
    Conversion of capital
     notes....................                                                       1,892
    Various stock issuance
     plans....................                                                       6,974
  Change in net unrealized
   gains (losses) on
   securities.................                                         36,845       36,845
                                 ----    --------      -------       --------     --------
BALANCE AT DECEMBER 31, 1995..     --          --           --            981      446,044
  Net income..................                                                      63,139
  Cash dividends declared.....                                                     (24,833)
  Issuance of common stock:
    Conversion of capital
     notes and debentures.....                                                       2,658
    Acquisitions..............                                                      11,967
    Various stock issuance
     plans....................                                                       5,958
  Purchase of class B stock...                                                          (1)
  Change in net unrealized
   gains (losses) on
   securities.................                                         (3,366)      (3,366)
  Purchase of treasury
   stock......................   (745)    (17,605)                                 (17,605)
                                 ----    --------      -------       --------     --------
BALANCE AT DECEMBER 31, 1996..   (745)    (17,605)          --         (2,385)     483,961
  Net income..................                                                      72,675
  Cash dividends declared.....                                                     (31,808)
  Issuance of common stock:
    Conversion of capital
     notes and debentures.....                                                       3,585
    Acquisitions..............    745      17,605                                  119,067
    Various stock issuance
     plans....................                          (5,611)                      5,319
  Change in net unrealized
   gains (losses) on
   securities.................                                          5,481        5,481
  Amortization of restricted
   stock awards...............                             776                         776
  Purchase of treasury
   stock......................   (938)    (32,703)                                 (32,703)
                                 ----    --------      -------       --------     --------
BALANCE AT DECEMBER 31, 1997..   (938)   $(32,703)     $(4,835)      $  3,096     $626,353
                                 ====    ========      =======       ========     ========

                            See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        YEAR ENDED DECEMBER 31
                                               -----------------------------------------
                                               1997               1996              1995
                                               ----               ----              ----
                                                            (IN THOUSANDS)
OPERATING ACTIVITIES
    Net income..........................    $    72,675         $  63,139         $  51,222
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Provision for loan losses.......         28,947            10,280             9,992
        Provision for losses on
          foreclosed property...........            320               341               931
        Depreciation, amortization and
          accretion.....................         22,619            13,735            12,405
        Amortization of securities
          premiums and accretion of
          discounts.....................          2,798              (385)              287
        Deferred income tax expense.....              4             1,352             2,154
        Securities gains, net...........         (2,584)             (817)             (356)
        Gain on sale of other assets....         (2,015)               --                --
        Gain on sale of branch
          offices.......................           (528)               --                --
        Increase in other assets........        (13,466)          (10,627)          (13,621)
        Increase (decrease) in other
          liabilities...................         (6,646)            5,964             7,706
                                            -----------         ---------         ---------
Net Cash Provided by Operating
  Activities............................        102,124            82,982            70,720

INVESTING ACTIVITIES
    Proceeds from maturities of
      held-to-maturity securities.......         19,001            12,421            19,676
    Proceeds from sales of
      held-to-maturity securities.......             --                89             7,194
    Purchases of held-to-maturity
      securities........................         (1,397)          (30,405)          (16,169)
    Proceeds from maturities of
      available-for-sale securities.....        897,469           450,713           252,189
    Proceeds from sales of
      available-for-sale securities.....        600,963           117,639            93,948
    Purchases of available-for-sale
      securities........................     (1,675,906)         (756,637)         (442,886)
    Net increase in loans...............       (178,993)         (179,030)         (249,968)
    Proceeds from sales of foreclosed
      property..........................          5,921             8,535             9,775
    Purchases of premises and
      equipment.........................        (20,699)           (7,063)          (18,164)
    Cash and cash equivalents of
      acquired institutions, net of cash
      paid..............................        (18,989)           (2,233)               --
    Sale of branch offices..............         (8,550)               --                --
                                            -----------         ---------         ---------
Net Cash Used in Investing Activities...       (381,180)         (385,971)         (344,405)

FINANCING ACTIVITIES
    Net increase in deposits............        302,316           173,700           215,810
    Cash dividends......................        (31,808)          (24,833)          (22,201)
    Net increase (decrease) in federal
      funds purchased...................         13,850           (16,290)          (88,080)
    Net increase in repurchase
      agreements........................        133,467           139,272            42,216
    Net increase (decrease) in other
      short-term borrowings.............        (81,292)           10,063            35,000
    Proceeds from the issuance of
      long-term debt....................         50,000            25,000            25,000
    Payments of long-term debt..........           (285)               (8)              (64)
    Purchases of treasury stock.........        (32,703)          (17,605)               --
    Other, net..........................          7,165             5,957             6,287
                                            -----------         ---------         ---------
Net Cash Provided by Financing
  Activities............................        360,710           295,256           213,968
                                            -----------         ---------         ---------
    Increase (Decrease) in Cash and Cash
      Equivalents.......................         81,654            (7,733)          (59,717)
Cash and Cash Equivalents at Beginning
  of Year...............................        214,480           222,213           281,930
                                            -----------         ---------         ---------
Cash and Cash Equivalents at End of
  Year..................................    $   296,134         $ 214,480         $ 222,213
                                            ===========         =========         =========

                            See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1 ORGANIZATION

    Magna Group, Inc. ("Magna"), a Delaware corporation, was organized in 1974 and is a registered bank holding company under the Federal Bank Holding Company Act of 1956, as amended. Magna owns, indirectly, all of the capital stock of Magna Bank, National Association (the "Affiliate Bank"), a national banking association which operates 139 community banking locations serving Illinois, Iowa and Missouri. Magna also owns certain brokerage, insurance and investment subsidiaries.

    As discussed in Note 3 to the Consolidated Financial Statements, Magna anticipates completing the acquisition of Charter Financial, Inc. ("Charter") in the second quarter of 1998. Charter is a thrift holding company, operating eight community banking locations in Illinois.

    Magna primarily serves consumers and small-to-midsized businesses in its market as a "super community bank," a company whose business centers on a customer-focused community banking orientation, has cost efficiencies that do not compromise quality and offers a broad product line that permits a full-service customer relationship.

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accounting and reporting policies of Magna and its subsidiaries conform to generally accepted accounting principles. A description of the more significant of those policies follows.

  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Magna and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts for 1996 and 1995 were reclassified to conform with statement presentation for 1997.

  USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  SECURITIES

    Magna categorizes each security within its portfolio into one of three permitted classifications at the time of purchase and reevaluates such designation as of each balance sheet date.

    Held-to-maturity securities are those which Magna has the ability and positive intent to hold to maturity. Such securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The adjusted cost of specific securities is used to compute gains and losses on sales or redemptions.

    Available-for-sale securities include all debt securities not classified as held-to-maturity or trading and marketable equity securities not classified as trading. Available-for-sale securities are stated at estimated market value. Unrealized holding gains and losses are reported, net of taxes, as a separate component of stockholders' equity until realized. Realized gains and losses are computed based on cost, adjusted for amortization of premiums and accretion of discounts and are included in other noninterest income.

    Trading securities, including options used in trading activities, are purchased with the intent for resale within a short period of time in anticipation of short-term market movements, and are stated at estimated market value. Gains and losses, both realized and unrealized, on trading securities are included in other noninterest income.

    Dividends and interest income on all securities are included in interest income.

  LOANS

    Interest income on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest income generally is discontinued when a loan becomes 90 days past due as to principal or interest unless, in management's judgment, the loan is well secured and in the process of collection. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed, and interest accrued in prior years is charged to the reserve for loan losses. Interest income on these loans is reported on the cash basis as it is collected.

  RESERVE FOR LOAN LOSSES

    The reserve for loan losses is increased by provisions for losses charged to expense and reduced by loans charged off, net of recoveries. The reserve is maintained at a level considered adequate to provide for potential loan losses based on management's evaluation of the anticipated impact on the loan portfolio of current economic conditions, changes in the character and size of the portfolio, past loan loss experience, potential loan losses on loans to specific customers or industries, and other pertinent factors that management believes require current recognition in estimating possible loan losses.

    Specific reserves are established for any impaired commercial, commercial real estate and real estate construction loans for which the recorded investment in the loan exceeds the measured value of the loan. Loans subject to impairment valuation are defined as nonaccrual loans exclusive of smaller balance homogeneous loans such as home equity, credit cards, installment and 1-4 family residential loans. The value of the loan is determined based on the present value of expected future cash flows, the market price of the loan or the fair value of the underlying collateral, if the loan is collateral dependent.

  PREMISES AND EQUIPMENT

    Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are principally computed using straight-line methods over the estimated useful lives of the assets.

  INTANGIBLE ASSETS

    Intangible assets consist principally of goodwill, which represents the excess of cost over fair value of net assets acquired in business combinations accounted for under the purchase method. Intangible assets are amortized on a straight-line basis over the estimated period to be benefited, ranging from 8 to 15 years. The carrying value of goodwill is reviewed periodically for impairment.

  FORECLOSED PROPERTY

    Foreclosed property consists of assets acquired through foreclosure or deed in lieu of foreclosure. Foreclosed property is valued at the lower of cost or estimated market value, net of estimated sale expenses. Any loss incurred at the time of acquisition or reclassification is charged to the reserve for loan losses. Losses resulting from disposition or periodic reevaluation of foreclosed property are charged to expense in the current period.

  TRUST ASSETS

    Assets held by the Affiliate Bank in fiduciary or agency capacities are not included in the consolidated financial statements. Trust services income is reported on the accrual method.

  INTEREST RATE SWAPS

    Magna periodically enters into interest rate swap agreements as part of its overall asset/liability management strategy. Such agreements effectively modify the interest characteristics of certain loans, investments or deposit liabilities. These agreements involve the exchange of floating and fixed rate interest amounts over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest income or interest expense as appropriate. The related amount payable or receivable from counterparties is included in other assets or other liabilities. Deferred gains on terminated interest rate swap agreements are included in other liabilities and are amortized over the remaining original life of the terminated agreement. Magna had no interest rate swaps at December 31, 1997.

  INCOME TAXES

    Income taxes are recorded under the asset and liability method in which deferred income taxes are recognized as a result of temporary differences between the financial reporting basis and the tax basis of the assets and liabilities of Magna.

    Magna and its subsidiaries file a consolidated federal income tax return. Each subsidiary provides for income taxes on a separate return basis, and remits to Magna amounts determined to be currently payable.

  NET INCOME PER SHARE

    Basic net income per share is computed by dividing net income after deducting preferred stock dividends, by the weighted average number of outstanding common shares, net of unearned restricted common shares issued. Diluted net income per share is computed by increasing average common shares and common share equivalents by the assumed conversion into common stock of all outstanding convertible debt instruments and assumed exercise of stock options. Net income for diluted net income per share is adjusted for interest expense and amortization of origination costs, net of related tax effects, on the convertible debt instruments and preferred stock dividends. Such items are excluded from the computation when their effects would be antidilutive.

  STOCK BASED COMPENSATION

    Magna grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Magna also grants restricted stock for a fixed number of shares, at no cost, to certain officers and key employees. Magna accounts for stock option and restricted stock grants in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants but does recognize compensation expense related to restricted stock grants.

  CASH FLOW INFORMATION

    For purposes of the statements of cash flows, Magna considers cash and demand deposits at other financial institutions and federal funds sold with maturities not exceeding 90 days to be cash equivalents. Cash paid for interest and income taxes, as well as significant non-cash investing activities, were as follows:

                                                  1997             1996             1995
                                                  ----             ----             ----
Interest....................................    $245,154         $192,801         $156,828
Income taxes................................      33,085           31,830           17,977
Loans transferred to foreclosed property....       4,645            5,698            8,363

3 CHANGES IN ACCOUNTING METHODS

    On January 1, 1996, Magna adopted Financial Accounting Standards No. 122 (FAS No. 122), "Accounting for Mortgage Servicing Rights." FAS No. 122 requires capitalization of purchased mortgage servicing rights, as well as internally originated servicing rights. These mortgage servicing rights are amortized over the estimated servicing period of the related loans. The adoption of the standard had no material impact on Magna's financial position or results of operations.

    In 1996, Magna adopted the provisions of Financial Accounting Standards No. 123 (FAS No. 123), "Accounting for Stock Based Compensation." FAS No. 123 prescribes accounting and reporting standards for all stock based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. The standard encourages companies to adopt the fair value method for expense recognition in connection with stock based compensation plans but permits entities to follow existing rules as provided under APB 25. Magna has elected to follow APB 25 which provides for the intrinsic value method for expense recognition.

    During 1996, the Financial Accounting Standards Board issued Financial Accounting Standards No. 125 (FAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires an entity to recognize financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the standard. Magna began applying the new rules effective January 1, 1997, other than those deferred by Financial Accounting Standards No. 127 (FAS No. 127), "Deferral of the Effective Date of Certain Provisions of FAS Statement No. 125--An amendment of FAS Statement No. 125," which will be applied beginning in the first quarter of 1998. The adoption of FAS No. 125 had no material impact on Magna's financial position or results of operations in 1997. Based on current circumstances, Magna believes the application of those provisions deferred by FAS No. 127, also will have no significant impact on Magna's financial position or results of operations.

    Financial Accounting Standards No. 128 (FAS No. 128), "Earnings per Share" was effective for Magna December 31, 1997. FAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the FAS No. 128 requirements.

    Financial Accounting Standards No. 129 (FAS No. 129), "Disclosure of Information About Capital Structure" was effective for Magna December 31, 1997. FAS No. 129 requires the disclosure of certain information about a company's capital structure. The adoption of FAS No. 129 had no impact on Magna's disclosures regarding its capital structure.

    In 1997, the Financial Accounting Standards Board issued Statement No. 130 (FAS No. 130), "Reporting Comprehensive Income." FAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Magna will adopt the provisions of FAS No. 130 in the first quarter of 1998, and there will be no impact on Magna's net income or stockholders' equity.

    In 1997, the Financial Accounting Standards Board issued Statement No. 131 (FAS No. 131), "Disclosures about Segments of an Enterprise and Related Information." FAS No. 131 changes the basis on which companies report information about operating segments in annual financial statements and requires new disclosures regarding operating segments in interim financial statements. Because the provisions of this standard relate only to informational disclosures, the adoption of FAS No. 131, which will occur in the first quarter of 1998, will have no impact on Magna's financial position or results of operations.

4 ACQUISITIONS

    In the fourth quarter of 1997, Magna entered into a definitive agreement to acquire Charter. The agreement provides for the issuance of up to 2,649,259 shares of common stock of Magna, which is based on an exchange ratio of .5751 shares of Magna's common stock for each share of Charter common stock. Charter, with assets of approximately $382,000 as of December 31, 1997, is headquartered in Sparta, Illinois. The acquisition is expected to be accounted for as a purchase and is expected to be completed in the second quarter of 1998.

    In the first quarter of 1997, Magna completed the acquisition of Homeland Bankshares Corporation ("Homeland"). A total of 5,038,161 shares of common stock of Magna were issued and approximately $92,000 in cash was paid in connection with the acquisition, which was accounted for as a purchase. At acquisition, Homeland had approximately $1,300,000 in assets.

    The following unaudited pro forma financial information contains the results of operations for the years ended December 31, 1997 and 1996, assuming the acquisition of Homeland had occurred on January 1, 1996. The pro forma amounts are not necessarily indicative of the financial results that would have actually occurred had the acquisition taken place on January 1, 1996, nor are they necessarily indicative of future consolidated operations of Magna.

                                       1997             1996
                                       ----             ----
Net interest income..............    $246,378         $238,142
Net income.......................      71,548           68,634
Net income per share:
    Basic........................       $2.18            $2.10
    Diluted......................        2.13             2.06

    In the first quarter of 1996, Magna completed the acquisition of River Bend Bancshares, Inc. ("River Bend"). A total of 550,207 shares of common stock of Magna were issued and approximately $12,400 in cash was paid in connection with the acquisition, which was accounted for as a purchase. At acquisition, River Bend had approximately $160,000 in assets.

5 RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

    The Affiliate Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for the years ended December 31, 1997 and 1996 was approximately $50,333 and $48,403, respectively.

6 SECURITIES

    The carrying value, gross unrealized gains and losses and estimated market value of held-to-maturity securities at December 31 were as follows:

                                                                                                 1997
                                                                       ----------------------------------------------------------
                                                                                        GROSS            GROSS          ESTIMATED
                                                                       CARRYING       UNREALIZED       UNREALIZED        MARKET
                                                                        VALUE           GAINS            LOSSES          VALUE
                                                                       --------       ----------       ----------       --------
U.S. Treasury and U.S. Government agencies.........................    $ 26,806         $   --           $  627         $ 26,179
State and municipal................................................     107,120          4,517              398          111,239
Other..............................................................       3,764             --               --            3,764
                                                                       --------         ------           ------         --------
                                                                       $137,690         $4,517           $1,025         $141,182
                                                                       ========         ======           ======         ========


                                                                                                 1996
                                                                       ----------------------------------------------------------
                                                                                        GROSS            GROSS          ESTIMATED
                                                                       CARRYING       UNREALIZED       UNREALIZED        MARKET
                                                                        VALUE           GAINS            LOSSES          VALUE
                                                                       --------       ----------       ----------       --------
U.S. Treasury and U.S. Government agencies.........................    $ 40,338         $   --           $1,482         $ 38,856
State and municipal................................................     110,627          3,954              208          114,373
Other..............................................................       3,764             --               --            3,764
                                                                       --------         ------           ------         --------
                                                                       $154,729         $3,954           $1,690         $156,993
                                                                       ========         ======           ======         ========

    The amortized cost, gross unrealized gains and losses and estimated market value of available-for-sale securities at December 31 were as follows:

                                                                                               1997
                                                                   ------------------------------------------------------------
                                                                                      GROSS            GROSS          ESTIMATED
                                                                   AMORTIZED        UNREALIZED       UNREALIZED         MARKET
                                                                      COST            GAINS            LOSSES           VALUE
                                                                   ---------        ----------       ----------       ---------
U.S. Treasury and U.S. Government agencies.....................    $  267,925         $   938          $1,146         $  267,717
State and municipal............................................       168,118           5,355              12            173,461
Mortgage backed................................................     1,339,599           5,707           5,718          1,339,588
Other..........................................................        70,142              24              --             70,166
                                                                   ----------         -------          ------         ----------
                                                                   $1,845,784         $12,024          $6,876         $1,850,932
                                                                   ==========         =======          ======         ==========
                                                                                               1996
                                                                   -------------------------------------------------------------
                                                                                      GROSS            GROSS          ESTIMATED
                                                                   AMORTIZED        UNREALIZED       UNREALIZED         MARKET
                                                                      COST            GAINS            LOSSES           VALUE
                                                                   ----------       ----------       ----------       ----------
U.S. Treasury and U.S. Government agencies.....................    $  771,459         $1,347           $ 5,383        $  767,423
State and municipal............................................        23,020            413                41            23,392
Mortgage backed................................................       680,537          3,419             4,462           679,494
Other..........................................................        30,150          1,059               340            30,869
                                                                   ----------         ------           -------        ----------
                                                                   $1,505,166         $6,238           $10,226        $1,501,178
                                                                   ==========         ======           =======        ==========

    The carrying value and estimated market value of held-to-maturity securities at December 31, 1997, by contractual maturity, are shown below.

                                                                                     ESTIMATED
                                                                    CARRYING          MARKET
                                                                     VALUE            VALUE
                                                                    --------         --------
Due in 1 year or less...........................................    $  6,232         $  6,242
Due after 1 year through 5 years................................      72,699           73,705
Due after 5 years through 10 years..............................      37,750           39,517
Due after 10 years..............................................      21,009           21,718
                                                                    --------         --------
                                                                    $137,690         $141,182
                                                                    ========         ========

    Securities with carrying values of $1,505,296 and $1,308,940 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes.

    The amortized cost and estimated market value of available-for-sale securities at December 31, 1997, by contractual maturity, are shown below.

                                                                                   ESTIMATED
                                                                AMORTIZED            MARKET
                                                                   COST              VALUE
                                                                ----------         ----------
Due in 1 year or less.......................................    $  206,352         $  205,782
Due after 1 year through 5 years............................       114,370            115,051
Due after 5 years through 10 years..........................        21,046             21,312
Due after 10 years..........................................       164,417            169,199
Mortgage backed securities..................................     1,339,599          1,339,588
                                                                ----------         ----------
                                                                $1,845,784         $1,850,932
                                                                ==========         ==========

    In December 1995, Magna implemented provisions of the Financial Accounting Standards Board Special Report (FAS Special Report), "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." Upon adoption, and in accordance with the provisions of the FAS Special Report, Magna reassessed its securities classifications and, based on this reassessment, reclassified securities with a book value of approximately $135,963 from held-to-maturity to available-for-sale. Upon transfer, market value exceeded carrying value by approximately $2,830, resulting in an after-tax increase to stockholders' equity of approximately $1,698. The transfer had no effect on 1995 earnings. There were no securities classified as held-to-maturity during 1997 or 1996 that were transferred to available-for-sale securities.

    Magna did not sell any held-to-maturity securities during 1997. During the years ended December 31, 1996 and 1995, Magna sold held-to-maturity securities with carrying values of $89 and $7,195, respectively. Such securities were sold as a result of management's decision to liquidate certain "odd-lot" holdings and to assimilate the portfolios of entities that were acquired in previous years.

    The following table presents the components of net securities gains:

                                                 YEAR ENDED DECEMBER 31
                                             ------------------------------
                                             1997         1996         1995
                                             ----         ----         ----
Securities gains on:
    Held-to-maturity securities.........    $   --       $    9       $  103
    Available-for-sale securities.......     3,618        1,602        1,357
                                            ------       ------       ------
        Total securities gains..........     3,618        1,611        1,460

Securities losses on:
    Held-to-maturity securities.........        --           --          104
    Available-for-sale securities.......     1,034          794        1,000
                                            ------       ------       ------
        Total securities losses.........     1,034          794        1,104
                                            ------       ------       ------
                                            $2,584       $  817       $  356
                                            ======       ======       ======

7 LOANS

    Loans were comprised of the following:

                                                    DECEMBER 31
                                               ---------------------
                                               1997             1996
                                               ----             ----
Commercial, financial and
  agricultural..........................    $  807,720       $  648,881
Real estate:
    Commercial..........................     1,420,521        1,156,402
    Residential.........................     1,271,432          942,053
    Construction........................       272,151          150,157
                                            ----------       ----------
                                             2,964,104        2,248,612
                                            ----------       ----------
Consumer, net of unearned income........       711,988          517,816
                                            ----------       ----------
                                            $4,483,812       $3,415,309
                                            ==========       ==========

    At December 31, 1997 and 1996, the aggregate principal balances of loans on which interest was not being accrued were $29,733 and $17,133, respectively. In addition, the aggregate principal balances on which the yield or repayment terms had been changed due to declining financial condition of borrowers was $230 at December 31, 1997. Magna had no such principal balances at December 31, 1996. During 1997 and 1996, the interest income that would have been recorded in the consolidated statements of income under the original terms of such nonaccrual and restructured loans was approximately $3,588 and $1,709, and the interest income actually recorded was approximately $13 and $294, respectively.

    At December 31, 1997 and 1996, the recorded investment in loans that were considered impaired under FAS No. 114 totaled approximately $22,603 and $12,316, respectively. At December 31, 1997, the allowance for loan losses included approximately $4,240 allocated to $11,520 of impaired loans compared to an allowance for loan loss allocation of $2,899 to $5,145 of impaired loans at December 31, 1996. No specific reserves were allocated to the remaining $11,083 and $7,171 of impaired loans at December 31, 1997 and 1996, respectively. In 1997 and 1996, impaired loans averaged approximately $21,199 and $14,271, respectively, and cash basis interest recognized on these loans during the time they were impaired was not significant.

    Included in loans at December 31, 1997 and 1996 were loans made to directors and executive officers of Magna and its principal subsidiaries or to entities in which such individuals had a beneficial interest. Following is a summary of activity in such loans for the year ended December 31, 1997:

Balance at January 1, 1997........................................    $ 66,571
New loans.........................................................      15,518
Repayments........................................................     (12,929)
Net change from changes in director and executive officer
  status..........................................................       1,463
                                                                      --------
Balance at December 31, 1997......................................    $ 70,623
                                                                      ========

    Such loans were made in the ordinary course of business at normal credit terms, including interest rates and collateral, prevailing at the time for comparable transactions with unrelated parties, and do not involve more than normal risk of collection.

    At December 31, 1997, Magna had approximately $175,162 of residential real estate loans pledged as collateral for Federal Home Loan Bank advances. Magna had no loans pledged for any purpose at December 31, 1996.

8 RESERVE FOR LOAN LOSSES

    Changes in the reserve for loan losses were as follows:

                                                      YEAR ENDED DECEMBER 31
                                              --------------------------------------
                                              1997             1996             1995
                                              ----             ----             ----
Balance at beginning of year............    $ 45,382         $ 42,623         $ 43,991
Loans charged off.......................     (31,951)         (13,056)         (16,400)
Recoveries of previous loan charge
  offs..................................       3,915            4,645            5,040
                                            --------         --------         --------
Net loans charged off...................     (28,036)          (8,411)         (11,360)
Provision for loan losses...............      28,947           10,280            9,992
Reserves of acquired institutions.......      13,146              890               --
                                            --------         --------         --------
Balance at end of year..................    $ 59,439         $ 45,382         $ 42,623
                                            ========         ========         ========

9 PREMISES AND EQUIPMENT

    Premises and equipment were comprised of the following:

                                                   DECEMBER 31
                                              ---------------------
                                              1997             1996
                                              ----             ----
Land....................................    $ 18,634         $ 12,775
Buildings...............................     104,820           83,570
Furniture and equipment.................      61,265           52,631
                                            --------         --------
                                             184,719          148,976
Less accumulated depreciation and
  amortization..........................      66,132           67,161
                                            --------         --------
                                            $118,587         $ 81,815
                                            ========         ========

    Total depreciation and amortization expense charged to operations amounted to $9,907, $9,119 and $8,876 in 1997, 1996 and 1995, respectively.

    Magna and its subsidiaries lease certain premises and equipment under operating lease agreements which expire at various dates through 2070, with certain lease agreements containing renewal options. Minimum rental commitments under all leases for the years 1998 through 2002 and thereafter were $6,385, $6,245, $5,384, $4,154, $4,939 and $25,461, respectively. Rent expense in 1997,
1996 and 1995 was $5,538, $5,800 and $5,682, respectively.

10 DEPOSITS

    Deposits were comprised of the following:

                                                     DECEMBER 31
                                               -----------------------
                                               1997               1996
                                               ----               ----
Demand deposits.........................    $  711,163         $  575,504
Interest bearing demand and other
  transaction accounts..................       623,844            542,268
Savings and market rate deposits........       966,727            811,077
Time deposits less than $100,000........     2,395,001          1,780,188
Time deposits $100,000 or more..........       739,260            488,739
                                            ----------         ----------
                                            $5,435,995         $4,197,776
                                            ==========         ==========

    The maturities of time deposits at December 31, 1997, for the years 1998 through 2002 were $2,265,903, $588,354, $224,466, $29,869 and $20,711, respectively.

11 REPURCHASE AGREEMENTS

    Repurchase agreements totaled $642,301 and $508,948 at December 31, 1997 and 1996, respectively. The average daily balances for repurchase agreements were $607,352 and $456,965 during 1997 and 1996, respectively. The maximum balance at any month-end was $654,693 and $521,794 during 1997 and 1996, respectively.

12 OTHER SHORT-TERM BORROWINGS

    Other short-term borrowings were comprised of the following:

                                                                                          DECEMBER 31
                                                                                      --------------------
                                                                                      1997            1996
                                                                                      ----            ----
Parent company:
    8-3/4% Convertible Subordinated Debentures maturing in 1998 (net of $662
      discount, based on effective interest rate of 14.65%).....................    $ 14,102         $    --
                                                                                    --------         -------
                                                                                      14,102              --
Banking subsidiary:
    Federal Home Loan Bank advances:
        maturing in 1997, interest rate of 5.25%................................          --          15,000
        maturing in 1997, interest rate of 5.27%................................          --           8,500
        maturing in 1997, interest rate of 6.59%................................          --          15,000
        maturing in 1998, interest rate of 5.80%................................      20,000              --
        maturing in 1998, interest rate of 5.91%................................      25,000              --
        maturing in 2000, callable on a quarterly basis by the issuer,
          interest rate of 4.91%................................................          --          50,000
        maturing in 2000, callable on a quarterly basis by the issuer,
          interest rate of 5.58%................................................      40,000              --
    Treasury tax and loan note option account...................................      12,000          10,987
                                                                                    --------         -------
                                                                                      97,000          99,487
                                                                                    --------         -------
                                                                                    $111,102         $99,487
                                                                                    ========         =======

13 LONG-TERM DEBT

    Long-term debt was comprised of the following:

                                                                                          DECEMBER 31
                                                                                     --------------------
                                                                                     1997            1996
                                                                                     ----            ----
Parent company:
    7% Convertible Subordinated Capital Notes maturing in 1999..................    $10,440         $12,541
    8-3/4% Convertible Subordinated Debentures maturing in 1998
      (net of $1,504 discount, based on effective interest rate of 14.65%)......         --          14,872
                                                                                    -------         -------
                                                                                     10,440          27,413
Banking subsidiary:
    Federal Home Loan Bank advances:
        maturing in 1998, interest rate of 5.91%................................         --          25,000
        maturing in 2000, interest rate of 5.99%................................     50,000              --
        maturing in 2000, interest rate of 5.79%................................      1,200              --
        maturing in 2001, interest rate of 5.91%................................     10,000          10,000
        maturing in 2003, interest rate of 6.09%................................      3,186          15,000
        maturing in 2003, interest rate of 6.20%................................     15,000              --
        maturing in 2004, interest rate of 6.59%................................        525              --
        maturing in 2004, interest rate of 7.21%................................        350              --
        maturing in 2004, interest rate of 7.33%................................        420              --
        maturing in 2005, interest rate of 6.65%................................        300              --
        maturing in 2009, interest rate of 7.58%................................        480              --
    Other.......................................................................        155             164
                                                                                    -------         -------
                                                                                     81,616          50,164
                                                                                    -------         -------
                                                                                    $92,056         $77,577
                                                                                    =======         =======

    The 7% Convertible Subordinated Capital Notes and the 8-3/4% Convertible Subordinated Debentures are convertible into shares of Magna's common stock at a conversion price of $17.48 and $24.88 per share, respectively, subject to adjustment in certain circumstances. The Notes and Debentures are redeemable, in whole or in part, at the option of Magna, subject to certain conditions, and are subordinated to all senior debt of Magna. The Notes are redeemable at the option of the holder, subject to certain limitations. At maturity, the noteholders and debentureholders will receive either common stock or cash, at the discretion of Magna, equal to the principal amount of the Notes or Debentures, respectively.

    The combined maturities of long-term debt at December 31, 1997, for the years 1998 through 2002 were $74, $10,519, $51,284, $10,089 and $94, respectively.

    On December 30, 1996, Magna entered into a three year, unsecured revolving credit facility (the "Credit Facility") with a syndicate of unaffiliated banks, which provided, at December 31, 1997, for borrowings by Magna of up to $100,000. Under the terms of the Credit Facility, Magna may elect to convert the outstanding principal balance of any outstanding revolving loans into term loans for a term ending no later than December 30, 2002.

    The Credit Facility contains specific covenants which, among other things, limit dividend payments, restrict the sale of assets by Magna under certain circumstances, provide for possible acceleration of the repayment terms upon the merger of Magna or its subsidiaries with and into unaffiliated entities and require the maintenance of certain financial ratios. At December 31, 1997, there were no amounts outstanding under the Credit Facility.

14 CAPITAL STOCK

  PREFERRED STOCK

    At December 31, 1997 and 1996, there were 49,500 shares authorized and 1,996 shares outstanding, of Magna's 7.5% cumulative Class B, voting, $20 par value preferred stock. At December 31, 1997 and 1996, 1,000,000 shares of no par value preferred stock and 1,000,000 shares of Class C, non-voting, $.10 par value preferred stock, were authorized with no shares of either category issued. 400,000 shares of the no par value preferred stock have been designated and were reserved for issuance upon exercise of the preferred stock purchase rights.

  COMMON STOCK

    At December 31, 1997, 5,194,066 shares of common stock were reserved for issuance in connection with conversion of the Convertible Subordinated Capital Notes and Convertible Subordinated Debentures, Magna's stock-based compensation plans, Magna's dividend reinvestment plan and Magna's employee stock purchase plan.

  PREFERRED STOCK PURCHASE RIGHTS

    One preferred stock purchase right (a "Magna Right") is attached to each share of common stock issued and outstanding or to be issued prior to certain designated events. Each Magna Right becomes exercisable only under certain circumstances and expires in 1998 unless first exercised, redeemed or converted. The Magna Rights are designed to protect the interests of Magna and its stockholders against coercive takeover tactics. The purpose of the Magna Rights is to encourage potential acquirers to negotiate with Magna's Board of Directors prior to attempting a takeover and to give the Board leverage in negotiating, on behalf of all stockholders, the terms of any proposed takeover. See "Notes to Consolidated Financial Statements--24 Pending Merger with Union Planters Corporation."

15 REGULATORY MATTERS

    Magna and the Affiliate Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on Magna's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework of prompt corrective action, Magna and the Affiliate Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require Magna and the Affiliate Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 1997, Magna and the Affiliate Bank met all capital adequacy requirements to which they are subject.

    As of December 31, 1997, the most recent notification from the federal banking agencies categorized the Affiliate Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Affiliate Bank must maintain minimum Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Affiliate Bank's category.

    The following table summarizes the actual capital amounts and ratios for Magna and the Affiliate Bank, as well as those required to be categorized as adequately capitalized and well capitalized.

                                                                                                TO BE WELL CAPITALIZED
                                                                             FOR CAPITAL        UNDER PROMPT CORRECTIVE
                                                        ACTUAL            ADEQUACY PURPOSES        ACTION PROVISIONS
                                                   -----------------      -------------------   -----------------------
                                                   AMOUNT      RATIO      AMOUNT        RATIO      AMOUNT       RATIO
                                                   ------      -----      ------        -----      ------       -----
As of December 31, 1997
    Total Capital (to risk-weighted assets):
        Consolidated...........................   $557,104     12.32%   >= $361,820    >= 8.00%           NA         NA
        Affiliate Bank.........................    542,496     12.09    >=  358,902    >= 8.00   >= $448,628   >= 10.00%
    Tier 1 Capital (to risk-weighted assets):
        Consolidated...........................    502,291     11.09    >=  181,092    >= 4.00            NA         NA
        Affiliate Bank.........................    487,612     10.86    >=  179,633    >= 4.00   >=  269,450   >=  6.00
    Tier 1 Capital (to average assets):
        Consolidated...........................    502,291      7.24    >=  277,480    >= 4.00            NA         NA
        Affiliate Bank.........................    487,612      7.07    >=  275,757    >= 4.00   >=  344,697   >=  5.00

As of December 31, 1996
    Total Capital (to risk-weighted assets):
        Consolidated...........................    499,558     14.18    >=  281,816    >= 8.00            NA         NA
        Affiliate Bank.........................    371,316     10.65    >=  278,836    >= 8.00   >=  348,545   >= 10.00
    Tier 1 Capital (to risk-weighted assets):
        Consolidated...........................    457,221     12.97    >=  141,030    >= 4.00            NA         NA
        Affiliate Bank.........................    328,958      9.43    >=  139,540    >= 4.00   >=  209,310   >=  6.00
    Tier 1 Capital (to average assets):
        Consolidated...........................    457,221      8.45    >=  216,372    >= 4.00            NA         NA
        Affiliate Bank.........................    328,958      6.12    >=  215,037    >= 4.00   >=  268,796   >=  5.00

16 RESTRICTED NET ASSETS

    Certain restrictions exist regarding the ability of the Affiliate Bank to transfer funds to Magna in the form of cash dividends, loans or advances. During the fourth quarter of 1996, the Affiliate Bank received, as required, prior regulatory approval to pay a cash dividend to Magna sufficient to fund the cash portion of the Homeland acquisition. This dividend exceeded the maximum available without prior regulatory approval. The Affiliate Bank received regulatory approval to pay dividends to Magna in 1997 and 1998 which would not exceed fifty percent of the then-current period earnings. Payment of these dividends is subject to the Affiliate Bank maintaining its status as a "well capitalized" institution, as defined by regulatory authorities as set forth in
Note 15 to the Consolidated Financial Statements. Payment of cash dividends, by the Affiliate Bank, beyond December 31, 1998 may require additional regulatory approval.

17 INCOME TAXES

    The components of income tax expense are summarized as follows:

                                                    YEAR ENDED DECEMBER 31
                                             ------------------------------------
                                             1997            1996            1995
                                             ----            ----            ----
Current taxes...........................    $36,047         $31,288         $21,129
Deferred taxes..........................          4           1,352           2,154
                                            -------         -------         -------
Income tax expense......................    $36,051         $32,640         $23,283
                                            =======         =======         =======

    Included in income taxes were tax expenses of $904, $286 and $124 in 1997, 1996 and 1995, respectively, related to net securities gains.

    Reconciliations between income tax expense and the amount computed by applying the statutory federal tax rate of 35% to income before income taxes are as follows:

                                                    YEAR ENDED DECEMBER 31
                                             ------------------------------------
                                             1997            1996            1995
                                             ----            ----            ----
Statutory rate applied to income before
  income taxes..........................    $38,054         $33,523         $26,077
Effects of:
    Tax-exempt income...................     (4,942)         (3,331)         (3,293)
    Goodwill amortization...............      2,512             522             281
    State tax, net of federal benefit...      1,433           2,277           1,680
    Adjustment to valuation allowance...         --              --            (935)
    Other, net..........................     (1,006)           (351)           (527)
                                            -------         -------         -------
Income tax expense......................    $36,051         $32,640         $23,283
                                            =======         =======         =======

    Deferred income taxes reflect the net tax effect of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Magna's deferred tax assets and liabilities as of December 31, 1997 and 1996 are summarized as follows:

                                                  DECEMBER 31
                                             --------------------
                                             1997            1996
                                             ----            ----
Deferred tax assets:
    Reserve for loan losses.............    $23,776         $18,153
    Foreclosed property.................         19             144
    Deferred compensation...............      5,322           4,409
    Net operating loss and built-in loss
      carryforwards.....................         93             224
    Alternative minimum tax credit
      carryforwards.....................         --           1,067
    Securities market value
      adjustment........................         --           1,603
                                            -------         -------
        Total deferred tax assets before
          valuation allowance...........     29,210          25,600
    Valuation allowance for deferred tax
      assets............................     (2,269)         (2,282)
                                            -------         -------
        Total deferred tax assets.......     26,941          23,318
                                            -------         -------

Deferred tax liabilities:
    Premises and equipment..............      2,260           1,254
    Purchase accounting adjustments.....      1,781           2,804
    Securities market value
      adjustment........................      2,052              --
    Other, net..........................      3,552           2,193
                                            -------         -------
        Total deferred tax
          liabilities...................      9,645           6,251
                                            -------         -------
Net deferred tax assets.................    $17,296         $17,067
                                            =======         =======

    Magna has a net operating loss carryforward of $236 for federal tax purposes. The net operating loss carryforward expires primarily in the years 2007 to 2008.

18 EMPLOYEE BENEFITS

  PENSION PLAN

    Magna and its subsidiaries have a non-contributory, defined benefit retirement plan that covers all employees who have attained age 21 and completed one year of service. Benefits are accrued for each year of service based upon percentages of the designated portions of each participant's annual base compensation. Magna's policy is to fund contributions annually within the limits prescribed for deduction for federal income tax purposes. Contributions are intended to provide for benefits attributed to service to date.

    The assets of the pension plan include U.S. Treasury and Government agency obligations, equity securities, equity and fixed income funds, corporate bonds, market rate deposit accounts and cash.

    The following table sets forth the funded status and amounts recognized in Magna's balance sheets for the plan.

                                                   DECEMBER 31
                                              ---------------------
                                              1997             1996
                                              ----             ----
Actuarial present value of benefit
  obligations:
    Accumulated benefit obligation,
      including vested benefits of
      ($25,662) and ($20,538) at
      December 31, 1997 and 1996,
      respectively......................    $(26,181)        $(20,924)
                                            ========         ========
    Projected benefit obligation for
      services rendered to date.........    $(34,383)        $(26,869)
    Plan assets at fair value, primarily
      listed stocks and corporate and
      U.S. debt securities..............      35,044           27,262
                                            --------         --------
    Plan assets greater than projected
      benefit obligation................         661              393
    Unrecognized net gain from past
      experience different from that
      assumed and effect of changes in
      assumptions.......................      (1,993)            (830)
    Unrecognized net asset at beginning
      of year, being recognized over
      13.8 years beginning January 1,
      1986..............................        (477)            (720)
    Unrecognized prior service cost.....      (1,218)            (564)
                                            --------         --------
    Accrued pension expense.............    $ (3,027)        $ (1,721)
                                            ========         ========

    The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.0% and 5.5%, respectively, for 1997 and 7.25% and 5.5%, respectively, for 1996. The expected long-term rate of return on plan assets was 8.75% for 1997 and 1996 and 7.5% for 1995.

    Net pension expense included the following components:

                                                    YEAR ENDED DECEMBER 31
                                             ------------------------------------
                                             1997            1996            1995
                                             ----            ----            ----
Service cost-benefits earned during the
  year..................................    $ 2,204         $ 2,006         $ 1,595
Interest cost on projected benefit
  obligation............................      2,049           1,833           1,805
Actual return on plan assets............     (5,759)         (4,451)         (5,171)
Net amortization and deferral...........      2,987           2,076           3,066
                                            -------         -------         -------
Net pension expense.....................    $ 1,481         $ 1,464         $ 1,295
                                            =======         =======         =======

  SUPPLEMENTAL RETIREMENT PLANS

    Magna has supplemental retirement plans for certain executive officers that cover benefits that are in excess of the maximum amounts allowable under Magna's defined benefit pension plan.

  OTHER RETIREMENT PLANS

    Magna has a qualified 401(k) retirement plan which covers all employees of Magna meeting certain age and length of service requirements. Magna also has a supplemental retirement plan for certain executives who exceed the maximum amounts of deferral under Magna's 401(k) retirement plan. Magna makes contributions to these plans in an amount equal to 50% of employee contributions, subject to certain limitations. Such contributions, in the aggregate, amounted to $1,681, $1,247 and $1,249 for the years ended December 31, 1997, 1996 and 1995, respectively.

  COMPENSATION AGREEMENTS

    Magna has entered into agreements with certain executives of Magna and its subsidiaries which become operative upon a change in control of Magna and provide for termination benefits as defined. Compensation which might be payable under these agreements has not been accrued in the financial statements, as a change in control and events of termination, as defined, have not occurred.

  STOCK-BASED COMPENSATION PLANS

    Magna has several stock-based compensation plans under which stock options, restricted stock and performance shares may be granted to key employees. In addition, Magna sponsors an employee stock purchase plan which allows employees to purchase shares of Magna's common stock at a discount from market value. Magna also has stock-based compensation plans for its Board of Directors.

    The general provisions of the more significant stock-based compensation plans are as follows:

    Magna's 1992 and 1996 Amended and Restated Long-Term Performance Plans authorized the issuance of options, appreciation rights, restricted stock and performance awards to management personnel for up to 900,000 and 1,000,000 shares, respectively, of Magna's common stock, of which no more than 300,000 shares per plan may be issued in the form of restricted stock. All options granted have ten year terms and vest and become fully exercisable over periods ranging from six months to two years.

    Magna's 1992 and 1996 Amended and Restated Directors' Stock Option Plans authorized the issuance of options to nonemployee members of the Board of Directors for up to 100,000 shares per plan, of Magna's common stock. All options granted have ten year terms and vest and become fully exercisable over periods ranging from immediately to three years.

    Magna's 1987 Stock Option Plan has authorized the grant of options to management personnel for up to 607,753 shares of Magna's common stock. No future options will be granted under this plan. All outstanding options have ten year terms and are fully vested.

    Under Magna's restricted stock program, common stock of Magna may be granted at no cost to certain officers and key employees. Upon issuance, plan participants are entitled to cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of the shares during various vesting periods ranging from one to eight years. Upon issuance of the stock under the plan, unearned compensation equivalent to the market value at the date of issuance is charged to stockholders' equity and is subsequently amortized to expense over the respective vesting periods.

    Pro forma information regarding net income and net income per share is required by FAS No. 123, which also requires that the information be determined as if Magna had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that standard. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.1%, 6.5% and 6.0%; dividend yields of 2.7%, 3.5% and 3.4%; volatility factors of the expected market price of Magna's common stock of .19, .15 and .16; and weighted-average expected lives of the awards of 4.6, 4.7 and 5.0 years.

    For purposes of pro forma disclosures, the estimated fair value of the awards is amortized to expense over the awards' vesting period. Magna's pro forma information follows:

                                             1997            1996            1995
                                             ----            ----            ----
Pro forma net income....................    $71,561         $62,742         $51,153
Pro forma net income per share:
    Basic...............................      $2.23           $2.23           $1.85
    Diluted.............................       2.18            2.17            1.81


    Magna's stock option activity and related information for the years ended December 31 is summarized in the table below.

                                              1997                               1996                              1995
                                   ---------------------------        ---------------------------       ---------------------------
                                                  WEIGHTED-                          WEIGHTED-                         WEIGHTED-
                                                   AVERAGE                            AVERAGE                           AVERAGE
                                   OPTIONS      EXERCISE PRICE        OPTIONS      EXERCISE PRICE       OPTIONS      EXERCISE PRICE
                                   -------      --------------        -------      --------------       --------     --------------
Outstanding--beginning of
  year........................    1,037,107         $21.82             776,838         $19.25            827,759         $16.72
Granted.......................      430,160          35.53             362,678          25.62            221,365          23.62
Exercised.....................     (144,640)         19.07             (91,566)         14.94           (234,298)         14.05
Forfeited or expired..........      (14,488)         30.54             (10,843)         22.77            (37,988)         21.73
                                  ---------         ------           ---------         ------           --------         ------
Outstanding--end of year......    1,308,139         $26.54           1,037,107         $21.82            776,838         $19.25
                                  =========         ======           =========         ======           ========         ======
Exercisable--end of year......      797,708         $21.83             618,179         $19.47            511,267         $17.36
                                  =========         ======           =========         ======           ========         ======
Weighted-average fair value of
  options granted during the
  year........................        $6.55                              $3.69                             $3.96
                                  =========                          =========                          ========

--------
Exercise prices for options outstanding as of December 31, 1997 ranged from $13.63 to $37.75. The weighted-average remaining contractual life of those options is 8.0 years.

19 NET INCOME PER SHARE

    The following table sets forth the computation of basic and diluted net income per share:

                                                    YEAR ENDED DECEMBER 31
                                             ------------------------------------
                                             1997            1996            1995
                                             ----            ----            ----
Numerator:
    Net income..........................    $72,675         $63,139         $51,222
    Preferred stock dividends:
        Class B voting preferred........         (3)             (3)             (3)
                                            -------         -------         -------
    Numerator for basic net income per
      share--income available to common
      stockholders......................     72,672          63,136          51,219
                                            -------         -------         -------
    Effect of dilutive items:
    Elimination of interest, net of
      related tax effects on:
        7% convertible subordinated
          capital notes.................        526             646             757
        8-3/4% convertible subordinated
          debentures....................      1,366           1,437              --
                                            -------         -------         -------
    Numerator for diluted net income per
      share--income available to common
      stockholders after assumed
      conversions.......................    $74,564         $65,219         $51,976
                                            =======         =======         =======

Denominator:
    Weighted average common shares
      outstanding.......................     32,241          28,248          27,745
    Weighted average restricted common
      shares--issued but not earned.....       (151)            (65)            (41)
                                            -------         -------         -------
    Denominator for basic net income per
      share.............................     32,090          28,183          27,704
                                            -------         -------         -------
    Effect of dilutive securities:
    Weighted average restricted common
      shares--issued but not earned.....        151              65              41
    Net effect of stock options.........        239              96              96
    Assumed conversion of:
        7% convertible subordinated
          capital notes.................        636             785             895
        8-3/4% convertible subordinated
          debentures....................        633             690              --
                                            -------         -------         -------
    Dilutive potential common shares....      1,659           1,636           1,032
    Denominator for diluted net income
      per share--adjusted
      weighted-average shares and
      assumed conversions...............     33,749          29,819          28,736
                                            =======         =======         =======
Basic net income per share..............      $2.26           $2.24           $1.85
                                            =======         =======         =======
Diluted net income per share............      $2.21           $2.19           $1.81
                                            =======         =======         =======

    For the year ended December 31, 1995, inclusion of common stock equivalents for the 8-3/4% convertible subordinated debentures in the computation of diluted net income per share results in antidilution and therefore, are excluded from the computation.

20 FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial Accounting Standards No. 107 (FAS No. 107), "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Intangible values assigned to customer relationships are not included in reported fair values. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying value of Magna.

    The following methods and assumptions were used by Magna in estimating its fair value disclosures for financial instruments, which are held for purposes other than trading:

    Cash and Cash Equivalents: The carrying amounts reported in the balance sheet for cash and due from banks and federal funds sold approximate those assets' fair values.

    Securities: Fair values for held-to-maturity and available-for-sale securities are based on quoted market prices or dealer quotes, where available. If quoted market prices are not available for a specific security, fair values are based on quoted market prices of comparable instruments.

    Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for fixed-rate loans are estimated using discounted cash flow analyses, applying interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair values for nonperforming loans are estimated using assumptions regarding current assessments of collectibility and historical loss experience.

    Deposits: The fair values disclosed for deposits generally payable on demand, such as noninterest bearing checking accounts, savings accounts, interest bearing demand deposit accounts and market rate deposit accounts, are, by definition, equal to the amount payable on demand at the reporting date. The carrying amounts for variable-rate, fixed-term market rate deposit accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of similar remaining maturities to a schedule of aggregated monthly maturities on time deposits.

    Federal Funds Purchased, Repurchase Agreements and Other Short-Term
Borrowings: The carrying amounts of federal funds purchased, repurchase agreements and other short-term borrowings approximate their fair values at the reporting date.

    Long-Term Debt: The fair value of long-term debt is based on quoted market prices for similar issues or estimates using discounted cash flow analyses, based on current incremental borrowing rates for similar types of debt instruments.

    Off-Balance Sheet Financial Instruments: The fair values of loan commitments and letters of credit are determined using estimated fees currently charged to enter into similar agreements. The fair values of these instruments were not significant to Magna's consolidated financial position.

    The fair value of interest rate swaps is estimated using dealer quoted prices which represent the cost to replace all outstanding contracts at current market rates, taking into consideration the current creditworthiness of the counterparties. At December 31, 1996, Magna was a party to a $50,000 notional amount interest rate swap that effectively converted floating rate available-for-sale securities to fixed rate. The fair value and carrying amount of this swap reflected an unrealized loss of approximately $200 which was included in available-for-sale securities at December 31, 1996. Magna had no interest rate swaps at December 31, 1997.

    The carrying amount and estimated fair values of Magna's remaining financial instruments were as follows:

                                                                        DECEMBER 31
                                             ----------------------------------------------------------------
                                                       1997                                  1996
                                             --------------------------            --------------------------
                                             CARRYING             FAIR             CARRYING             FAIR
                                              AMOUNT              VALUE             AMOUNT              VALUE
                                             --------             -----            --------             -----
Assets:
    Cash and due from banks.............    $  247,932         $  247,932         $  180,412         $  180,412
    Federal funds sold..................        48,202             48,202             34,068             34,068
    Held-to-maturity securities.........       137,690            141,182            154,729            156,993
    Available-for-sale securities.......     1,850,932          1,850,932          1,501,178          1,501,178
    Net loans...........................     4,424,373          4,450,242          3,369,927          3,376,643

Liabilities:
    Deposits............................    $5,435,995         $5,382,181         $4,197,776         $4,197,675
    Federal funds purchased.............        92,200             92,200             25,500             25,500
    Repurchase agreements...............       642,301            642,301            508,948            508,948
    Other short-term borrowings.........       111,102            111,102             99,487             99,487
    Long-term debt......................        92,056             92,504             77,577             91,526

21 FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    In the normal course of business, Magna offers a variety of financial products to its customers to aid them in meeting their requirements for liquidity, credit enhancement and interest rate protection. Generally accepted accounting principles recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the accompanying financial statements.

    Letters of Credit: These transactions are used by Magna's customers as a means of improving their credit standing in transactions with unaffiliated third parties. Under these agreements, Magna agrees to honor certain financial commitments in the event that its customers are unable to do so. Net outstanding standby letters of credit amounted to $49,474 and $39,807 at December 31, 1997 and 1996, respectively. Commercial letters of credit outstanding amounted to $377 and $478 at December 31, 1997 and 1996, respectively.

    Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Magna's reserve for loan losses. Management does not anticipate any material losses as a result of the letters of credit.

    Loan Commitments: At December 31, 1997 and 1996, Magna had commitments outstanding to extend credit totaling approximately $873,870 and $645,932, respectively. These commitments generally require the customers to maintain certain credit standards. Magna evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty and generally consists of certificates of deposit, marketable securities or deeds of trust, in addition to various other forms of collateral such as accounts receivable, inventory and fixed assets.

22 LEGAL PROCEEDINGS

    Various claims and lawsuits, incidental to the ordinary course of business, are pending against Magna and its subsidiaries. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on Magna's financial statements.

23 PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

    Following are the condensed financial statements of Magna Group, Inc. (Parent Company Only) for the periods indicated:

CONDENSED BALANCE SHEETS

                                                   DECEMBER 31
                                              ---------------------
                                              1997             1996
                                              ----             ----
ASSETS
    Cash and due from banks.............    $ 18,068         $127,921
    Held-to-maturity securities.........       3,764            3,764
    Available-for-sale securities.......         236              236
    Investment in subsidiaries..........     616,507          360,418
    Premises and equipment..............       4,069            4,060
    Other assets........................      18,129           18,151
                                            --------         --------
            Total Assets................    $660,773         $514,550
                                            ========         ========

LIABILITIES
    Short-term borrowings...............    $ 14,102         $     --
    Long-term debt......................      10,440           27,413
    Other liabilities...................       9,878            3,176
                                            --------         --------
            Total Liabilities...........      34,420           30,589
TOTAL STOCKHOLDERS' EQUITY..............     626,353          483,961
                                            --------         --------
            Total Liabilities and
              Stockholders' Equity......    $660,773         $514,550
                                            ========         ========

CONDENSED STATEMENTS OF INCOME

                                                     YEAR ENDED DECEMBER 31
                                             --------------------------------------
                                             1997             1996             1995
                                             ----             ----             ----
INCOME
    Dividends from subsidiaries.........    $37,662         $ 167,865         $32,856
    Management fees from subsidiaries...     37,938            34,407          39,509
    Other income........................      2,220             1,670             967
                                            -------         ---------         -------
                                             77,820           203,942          73,332
EXPENSE
    Interest............................      2,861             3,142           3,215
    Other expenses......................     42,952            40,127          43,266
                                            -------         ---------         -------
                                             45,813            43,269          46,481
    Income before income tax benefit and
      equity in undistributed
      (overdistributed) income of
      subsidiaries......................     32,007           160,673          26,851
INCOME TAX BENEFIT......................      2,749             2,745           2,822
                                            -------         ---------         -------
                                             34,756           163,418          29,673
    Equity in undistributed
      (overdistributed) income of
      subsidiaries......................     37,919          (100,279)         21,549
                                            -------         ---------         -------
NET INCOME..............................    $72,675         $  63,139         $51,222
                                            =======         =========         =======

CONDENSED STATEMENTS OF CASH FLOWS

                                                      YEAR ENDED DECEMBER 31
                                              ---------------------------------------
                                              1997              1996             1995
                                              ----              ----             ----
OPERATING ACTIVITIES
    Net income..........................    $  72,675         $ 63,139         $ 51,222
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation, amortization and
          accretion.....................        4,332            3,252            2,574
        Deferred income tax benefit.....         (969)            (421)            (726)
        Equity in (undistributed)
          overdistributed income of
          subsidiaries..................      (37,919)         100,279          (21,549)
        Increase in other assets........       (6,133)          (2,871)          (4,532)
        Increase (decrease) in other
          liabilities...................        5,269           (2,739)             519
                                            ---------         --------         --------
Net Cash Provided by Operating
  Activities............................       37,255          160,639           27,508

INVESTING ACTIVITIES
    Purchases of premises and
      equipment.........................       (1,488)          (1,471)          (1,737)
    Cash paid for acquired
      institution.......................      (92,037)         (12,444)              --
                                            ---------         --------         --------
Net Cash Used in Investing Activities...      (93,525)         (13,915)          (1,737)

FINANCING ACTIVITIES
    Cash dividends......................      (31,808)         (24,833)         (22,201)
    Purchases of treasury stock.........      (32,703)         (17,605)              --
    Other, net..........................       10,928            5,957            6,974
                                            ---------         --------         --------
Net Cash Used in Financing Activities...      (53,583)         (36,481)         (15,227)
                                            ---------         --------         --------
    Increase (Decrease) in Cash and Cash
      Equivalents.......................     (109,853)         110,243           10,544
Cash and Cash Equivalents at Beginning
  of Year...............................      127,921           17,678            7,134
                                            ---------         --------         --------
Cash and Cash Equivalents at End of
  Year..................................    $  18,068         $127,921         $ 17,678
                                            =========         ========         ========

    Cash paid for interest and income taxes, as well as significant non-cash financing activities, were as follows:

                                             1997            1996           1995
                                             ----            ----           ----
    Interest............................    $ 2,152         $2,458         $ 2,598
    Income tax payments (refunds).......     (9,711)           928          (2,615)
    Capital notes and debentures
      converted into 184,915, 143,739
      and 110,567 shares of common
      stock, respectively...............      3,613          2,689           1,933

24 PENDING MERGER WITH UNION PLANTERS CORPORATION

    On February 22, 1998, Magna and Union Planters Corporation ("Union Planters") signed a definitive agreement for the acquisition of Magna by Union Planters. Union Planters is a Memphis-based multi-state bank holding company with $18,100,000 in assets as of December 31, 1997. Under the terms of the agreement, each share of Magna's common stock will be converted into .9686 of a share of Union Planters' common stock. The acquisition is subject to certain regulatory approvals and to the approvals of the stockholders of both Magna and Union Planters. The acquisition is expected to be accounted for as a pooling-of-interests and is expected to be completed in the third quarter of 1998.

    Also on February 22, 1998, Magna and the Affiliate Bank entered into a first amendment (the "Amendment") to that certain Rights Agreement dated November
11, 1988, under which the Magna Rights are authorized. The Amendment provided that the execution of the definitive agreement and certain related documents between Magna and Union Planters and the consummation of the acquisition, would not cause the Magna Rights to detach from the common shares and become exercisable. The Amendment also provided that the Rights Agreement, as amended, would expire immediately prior to the effective time of the acquisition.

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
MAGNA GROUP, INC.

    We have audited the accompanying consolidated balance sheets of Magna Group, Inc. ("Magna") as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of Magna's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magna at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                     /S/ ERNST & YOUNG LLP

St. Louis, Missouri
January 21, 1998
Except for Note 24, as to which the date is February 22, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    Information regarding the directors of Magna will be contained in Magna's Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption "Election of Directors of Magna" and is incorporated herein by reference.

    Information regarding executive officers of Magna is contained in Part I hereof under the caption "Executive Officers."

    Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in Magna's Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding executive compensation will be contained in Magna's Proxy Statement for the 1998 Annual Meeting of Stockholders under the captions "Compensation of Directors of Magna" and "Compensation of Executive Officers of Magna," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management will be contained in Magna's Proxy Statement for the 1998 Annual Meeting of Stockholders under the captions "Voting Securities of Magna and Principal Holders Thereof" and "Security Ownership of Management of Magna," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions will be contained in Magna's Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) Financial Statements: The following financial statements of Magna are included in Item 8 of this Report:

                   Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

                   Consolidated Balance Sheets as of December 31, 1997 and 1996

                   Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

                   Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

              (2) Financial Statement Schedules: All schedules applicable to Magna are included in the Consolidated Financial Statements or the notes thereto

              (3)  Exhibits:

                   See Exhibit Index on page 65 of this Report

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

Date: March 18, 1998

                                      By /s/ G. THOMAS ANDES
                                         ----------------------------
                                         G. Thomas Andes
                                         Chairman of the Board
                                         and Chief Executive Officer

                               POWER OF ATTORNEY

    We, the undersigned officers and directors of Magna Group, Inc., hereby severally and individually constitute and appoint G. Thomas Andes, Robert S. Kahler and Carolyn B. Ryseff, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.

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


             SIGNATURE                                                      TITLE                                 DATE
             ---------                                                      -----                                 ----

/s/ G. THOMAS ANDES                                      Chairman of the Board, Chief Executive              March 18, 1998
------------------------------------------                 Officer and Director (Principal Executive
G. Thomas Andes                                            Officer)

/s/ ROBERT S. KAHLER                                     Executive Vice President and Chief Financial        March 18, 1998
------------------------------------------                 Officer (Principal Financial and Accounting
Robert S. Kahler                                           Officer)

                                                         Director
------------------------------------------
James A. Auffenberg, Jr.

                                                         Director
------------------------------------------
Wayne T. Ewing

/s/ DONALD P. GALLOP                                     Director                                            March 18, 1998
------------------------------------------
Donald P. Gallop

/s/ RANDALL E. GANIM                                     Director                                            March 18, 1998
------------------------------------------
Randall E. Ganim




             SIGNATURE                                   TITLE                                                    DATE
             ---------                                   -----                                                    ----


/s/ C.E. HEILIGENSTEIN                                   Director                                            March 18, 1998
------------------------------------------
C.E. Heiligenstein

                                                         Director
------------------------------------------
John G. Helmkamp, Jr.

/s/ CARL G. HOGAN, SR.                                   Director                                            March 18, 1998
------------------------------------------
Carl G. Hogan, Sr.

                                                         Director
------------------------------------------
Franklin A. Jacobs

/s/ S. LEE KLING                                         Director                                            March 18, 1998
------------------------------------------
S. Lee Kling

                                                         Director
------------------------------------------
Ralph F. Korte

/s/ ROGER J. LOWERY                                      Director                                            March 18, 1998
------------------------------------------
Roger J. Lowery

/s/ WILLIAM A. PECK                                      Director                                            March 18, 1998
------------------------------------------
William A. Peck

/s/ ERL A. SCHMIESING                                    Director                                            March 18, 1998
------------------------------------------
Erl A. Schmiesing

/s/ DOUGLAS K. SHULL                                     Director                                            March 18, 1998
------------------------------------------
Douglas K. Shull

                                                         Director
------------------------------------------
Frank R. Trulaske

/s/ GEORGE T. WILKINS, JR.                               Director                                            March 18, 1998
------------------------------------------
George T. Wilkins, Jr.

                                          EXHIBIT INDEX

 2.1          Agreement and Plan of Reorganization, dated as of February 22, 1998, by and between Magna and Union Planters (filed as Exhibit 2.1 to Magna's Current Report on Form 8-K, dated February 27, 1998 (File No. 001-12405) and incorporated herein by reference)

 2.2          Form of Affiliate Agreement, dated as of February 22, 1998, by and between Union
              Planters and the affiliates of Magna (filed as Exhibit 2.2 to Magna's Current
              Report on Form 8-K, dated February 27, 1998 (File No. 001-12405) and incorporated herein by reference)

 2.3          Stock Option Agreement, dated as of February 22, 1998, by and between Magna and
              Union Planters (filed as Exhibit 2.3 to Magna's Current Report on Form 8-K, dated February 27, 1998 (File No. 001-12405) and incorporated herein by reference)

 3.1          Restated Certificate of Incorporation (filed as Exhibit 3.1 to Magna's Quarterly
              Report on Form 10-Q for the period ended June 30, 1997 (File No. 001-12405) and incorporated herein by reference)

 3.2          By-laws, as amended (filed as Exhibit 3.2 to Magna's Quarterly Report on Form
              10-Q for the period ended June 30, 1997 (File No. 001-12405) and incorporated herein by reference)

 4.1          Form of Indenture, including form of Note, between Magna and Mark Twain Bank, as trustee, dated August 1, 1987 for the 7% Convertible Subordinated Capital Notes
              due 1999 (filed as Exhibit 1 to Magna's Registration Statement on Form 8-A dated
              June 15, 1988 (File No. 001-12405) and incorporated herein by reference)

 4.2          Indenture dated as of November 1, 1986 between Landmark Bancshares Corporation
              (hereinafter "Landmark") and Centerre Trust Company of St. Louis, regarding the issuance of $17,250,000 principal amount of Landmark's 8-3/4% Convertible
              Subordinated Debentures due November 1, 1998 (filed as Exhibit 4(c) to
              Landmark's Annual Report on Form 10-K for the year ended December 31, 1986 (File
              No. 1-8810) and incorporated herein by reference)

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

 4.5          Amendment to Rights Agreement (filed as Exhibit 2.1 to Magna's Form 8-A/A Amend-
              ment to Registration Statement on Form 8-A (File No. 001-12405) and incorporated herein by reference)

10.1          Agreement and Plan of Reorganization, dated as of August 30, 1996, by and between Magna and Homeland (filed as Exhibit 2 to Magna's Current Report on Form
              8-K (File No. 001-12405) dated August 30, 1996 and incorporated herein by reference)

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


                                   EXHIBIT INDEX--(CONTINUED)

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

10.8          Amended and Restated Employment Agreement between Magna and G. Thomas Andes effective January 1, 1995 and amended and restated June 6, 1996 and as of May
              27, 1997 (filed as Exhibit 10.1 to Magna's Quarterly Report on Form 10-Q for the
              period ended June 30, 1997 (File No. 001-12405) and incorporated herein by reference)<F*>

10.9          Agreement effective March 1, 1997 between Magna and Linda K. Fabel (filed as
              Exhibit 10.9 to Magna's Annual Report on Form 10-K for the year ended December
              31, 1996 (File No. 001-12405) and incorporated herein by reference)<F*>

10.10         Agreement effective March 1, 1997 between Magna and Robert J. Mathias (filed as
              Exhibit 10.10 to Magna's Annual Report on Form 10-K for the year ended December
              31, 1996 (File No. 001-12405) and incorporated herein by reference)<F*>

10.11         Agreement effective March 1, 1997 between Magna and Gary D. Hemmer (filed as
              Exhibit 10.11 to Magna's Annual Report on Form 10-K for the year ended December
              31, 1996 (File No. 001-12405) and incorporated herein by reference)<F*>

10.12         Agreement dated January 8, 1998 between Magna and Ronald A. Buerges<F*>

10.13         Agreement effective March 1, 1997 between Magna and Robert M. Olson, Jr. (filed as Exhibit 10.13 to Magna's Annual Report on Form 10-K for the year ended
              December 31, 1996 (File No. 001-12405) and incorporated herein by reference)<F*>

10.14         Agreement dated October 20, 1997, between Magna and Robert S. Kahler (filed as
              Exhibit 10.2 to Magna's Quarterly Report on Form 10-Q for the period ended
              September 30, 1997 (File No. 001-12405) and incorporated herein by reference)<F*>

10.15         Agreement dated October 17, 1997, between Magna and Bradford W. Koeneman (filed as Exhibit 10.3 to Magna's Quarterly Report on Form 10-Q for the period ended
              September 30, 1997 (File No. 001-12405) and incorporated herein by reference)<F*>

10.16         Supplemental Senior Executive Retirement Plan of Magna dated May 27, 1997 (filed as Exhibit 10.2 to Magna's Quarterly Report on Form 10-Q for the period ended
              June 30, 1997 (File No. 001-12405) and incorporated herein by reference)<F*>

10.17         Supplemental Executive Retirement Plan of Magna dated October 1997 (filed as Ex-
              hibit 10.1 to Magna's Quarterly Report on Form 10-Q for the period ended
              September 30, 1997 (File No. 001-12405) and incorporated herein by reference)<F*>

10.18         Second Amendment to Second Restated Employment Agreement between Magna and S.
              Lee Kling (filed as Exhibit 10.24 to Magna's Quarterly Report on Form 10-Q for
              the period ended June 30, 1994 (File No. 001-12405) and incorporated herein by reference)<F*>

10.19         Second Restated Employment Agreement dated as of October 20, 1990, as amended by
              Letter Agreement dated August 29, 1991, between Landmark and S. Lee Kling (filed as Exhibit 10.9 to Magna's Annual Report on Form 10-K for the year ended
              December 31, 1991 (File No. 001-12405) and incorporated herein by reference)<F*>



                                EXHIBIT INDEX--(CONTINUED)

10.20         Directors' Survivor Benefit Plan (filed as Exhibit 10.11 to Magna's Annual
              Report on Form 10-K for the year ended December 31, 1991 (File No. 001-12405)
              and incorporated herein by reference)<F*>

10.21         Directors' Deferred Compensation Plan (filed as Exhibit 10.12 to Magna's Annual
              Report on Form 10-K for the year ended December 31, 1991 (File No. 001-12405)
              and incorporated herein by reference)<F*>

10.22         Board of Directors Retirement Plan of Magna (filed as Exhibit 10.16 to Magna's
              Annual Report on Form 10-K for the year ended December 31, 1994 (File No.
              001-12405) and incorporated herein by reference)<F*>

10.23         Magna Directors' Deferred Plan (filed as Exhibit 10.1 to Magna's Quarterly
              Report on Form 10-Q for the period ended September 30, 1996 (File No. 001-12405)
              and incorporated herein by reference)<F*>

10.24         Magna Directors' Deferred Compensation Plan (filed as Exhibit 10.2 to Magna's
              Quarterly Report on Form 10-Q for the period ended September 30, 1996 (File No.
              001-12405) and incorporated herein by reference)<F*>

10.25         First Amendment to Magna Board of Directors Retirement Plan (filed as Exhibit
              10.3 to Magna's Quarterly Report on Form 10-Q for the period ended September 30,
              1996 (File No. 001-12405) and incorporated herein by reference)<F*>

10.26         Executive Supplemental Deferral Plan (filed as Exhibit 10.12 to Magna's Annual
              Report on Form 10-K for the year ended December 31, 1987 (File No. 001-12405)
              and incorporated herein by reference)<F*>

10.27         Form of Director Indemnification Agreement dated as of May 30, 1991 between
              Landmark and Donald P. Gallop, Carl G. Hogan, Sr., Franklin A. Jacobs and Ralph
              F. Korte, respectively, and Consent dated May 24, 1991 of Magna to Director
              Indemnification Agreements dated May 30, 1991 assuming Landmark's obligations thereunder upon effectiveness of the acquisition (filed as Exhibit 10.14 to
              Magna's Annual Report on Form 10-K for the year ended December 31, 1991 (File
              No. 001-12405) and incorporated herein by reference)<F*>

10.28         Magna Amended and Restated Directors' Stock Option Plan (filed as Exhibit 10.33 to Magna's Registration Statement on Form S-4 (Reg. No. 333-17797) and
              incorporated herein by reference)<F*>

10.29         Magna Amended and Restated 1996 Directors' Stock Option Plan (filed as Exhibit
              10.34 to Magna's Registration Statement on Form S-4 (Reg. No. 333-17797) and
              incorporated herein by reference)<F*>

10.30         Magna Amended and Restated 1992 Long Term Performance Plan (filed as Exhibit
              10.35 to Magna's Registration Statement on Form S-4 (Reg. No. 333-17797) and
              incorporated herein by reference)<F*>

10.31         Magna Amended and Restated 1996 Long Term Performance Plan (filed as Exhibit
              10.36 to Magna's Registration Statement on Form S-4 (Reg. No. 333-17797) and
              incorporated herein by reference)<F*>

10.32         Amendment to Supplemental Executive Retirement Plan of Magna (filed as Exhibit
              10.25 to Magna's Quarterly Report on Form 10-Q for the period ended June 30,
              1994 (File No. 001-12405) and incorporated herein by reference)<F*>

10.33         Supplemental Executive Retirement Plan of Magna (filed as Exhibit 10.15 to
              Magna's Annual Report on Form 10-K for the year ended December 31, 1993 (File
              No. 001-12405) and incorporated herein by reference)<F*>

10.34         Magna Executive Incentive Compensation Plan (MEICP) 1998<F*>




                                 EXHIBIT INDEX--(CONTINUED)

10.35         Amended and Restated Retirement and Consulting Agreement dated December 30, 1994 between Magna and William S. Badgley (filed as Exhibit 10.24 to Magna's Annual
              Report on Form 10-K for the year ended December 31, 1994 (File No. 001-12405)
              and incorporated herein by reference)

10.36         Lease between Magna as successor in interest to Landmark, and St. Louis
              Brentwood Associates, L.P., dated December 19, 1986, relating to Magna Place, as amended by the First Amendment dated November 17, 1987, the Addendum dated
              February 1, 1990 and the Letter Agreement dated January 9, 1992 (filed as
              Exhibit 10.17 to Magna's Annual Report on Form 10-K for the year ended December
              31, 1991 (File No. 001-12405) and incorporated herein by reference)

10.37         Amendment to Lease Agreement between Magna, as successor in interest to Landmark and St. Louis Brentwood Associates, L.P., dated August 28, 1997, relating to
              Magna Place.

10.38         Stock Purchase Agreement dated March 27, 1992, by and among Capital Bancorpora-
              tion, Inc., Magna and Landmark Acquisition Corporation, and amendment thereto
              (filed as Exhibit 2.1 to Magna's Registration Statement on Form S-3 (Reg. No.
              33-48918) and incorporated herein by reference)

10.39         Supplemental Agreement dated February 29, 1996, between Magna and John G.
              Helmkamp, Jr. (filed as Exhibit 10.26 to Magna's Annual Report on Form 10-K for
              the year ended December 31, 1995 (File No. 001-12405) and incorporated herein by reference)<F*>

10.40         Severance Agreement dated March 5, 1997 between Magna and Erl A. Schmiesing
              (filed as Exhibit 10.35 to Magna's Annual Report on Form 10-K for the year ended
              December 31, 1996 (File No. 001-12405) and incorporated herein by reference)<F*>

10.41         Loan Agreement dated as of December 30, 1996, between Magna and unaffiliated lender (filed as Exhibit 10.36 to Magna's Annual Report on Form 10-K for the
              year ended December 31, 1996 (File No. 001-12405) and incorporated herein by reference)

10.42         First Amendment to Loan Agreement dated as of March 5, 1997 among Magna and unaffiliated lenders (filed as Exhibit 10.37 to Magna's Annual Report on Form
              10-K for the year ended December 31, 1996 (File No. 001-12405) and incorporated herein by reference)

11.1          Computation of Net Income Per Share (shown in "Notes to Consolidated Financial
              Statements--19 Net Income Per Share" and incorporated herein by reference)

21.1          Subsidiaries of Magna Group, Inc.

23.1          Consent of Independent Auditors

24.1          Power of Attorney (included on signature page hereto)

27.1          Financial Data Schedule

--------

<F*>Management contract or compensatory plan