Form 10-K405/A
period 1997-12-31
MAGNA GROUP INC
filed 1998-04-27
CIK 36094

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

                        COMMISSION FILE NUMBER 001-12405

                           --------------------------

                               MAGNA GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       DELAWARE                                              37-0996453
     (STATE OR OTHER JURISDICTION OF INCORPORATION               (I.R.S. EMPLOYER IDENTIFICATION NO.)
                   OR ORGANIZATION)

                    ONE MAGNA PLACE
            1401 SOUTH BRENTWOOD BOULEVARD
                  ST. LOUIS, MISSOURI                                        63144-1401
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 12, 1998:
                 Common Stock, $2.00 par value: $1,795,634,486.

    There is no established public trading market for the Registrant's Class B Voting Preferred Stock, which entitles the holder to one vote per share and of which non-affiliates hold all 1,981 outstanding shares.

    The number of shares outstanding of Registrant's Common Stock, as of March 12, 1998, was:
         Common Stock, $2.00 par value: 32,770,144 shares outstanding.

                           --------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    As provided herein, portions of the documents below are incorporated herein by reference:

                               DOCUMENT                              PART-FORM 10-K
                               --------                              --------------
                                 NONE

================================================================================

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

    Set forth below is certain biographical information furnished to Magna Group, Inc. ("Magna" or "Registrant") by its directors including James A. Auffenberg, Jr., C.E. Heiligenstein, Carl G. Hogan, Sr., Ralph F. Korte, William A. Peck and Frank R. Trulaske, the director nominees for Magna's Class I directorships of Magna's Board of Directors ("Magna Board") to be elected at Magna's 1998 Annual Meeting of Stockholders with a term expiring at the earlier of Magna's 2001 Annual Meeting of Stockholders or upon the effective time (the "Effective Time") of the acquisition of Magna by Union Planters Corporation ("Union Planters") by way of the merger of Magna with and into a wholly-owned subsidiary of Union Planters. Messrs. Auffenberg, Heiligenstein, Hogan, Korte, Peck and Trulaske currently serve as directors of Magna.

                                                               MAGNA
                                                              DIRECTOR
        NAME, AGE, PRINCIPAL OCCUPATION OR POSITION            SINCE
        -------------------------------------------           --------
CLASS I (TO BE ELECTED TO SERVE A THREE-YEAR TERM OR UNTIL
  THE EFFECTIVE TIME):
JAMES A. AUFFENBERG, JR.; 47; President and Director of St.
  Clair AutoMall, Auffenberg Belleville and Auffenberg
  Enterprises of Illinois, Inc.                                 1995
C. E. HEILIGENSTEIN; 68; Attorney, Heiligenstein & Badgley,
  P.C.                                                          1984
CARL G. HOGAN, SR.; 68; Chairman of the Board and Chief
  Executive Officer, Hogan Motor Leasing, Inc., a truck
  leasing and transportation firm.                              1991
RALPH F. KORTE; 63; Chairman of the Board, Korte
  Construction Company, a general construction firm.            1991
WILLIAM A. PECK; 64; Dean of the School of Medicine and
  Executive Vice Chancellor for Medical Affairs, Washington
  University, St. Louis, Missouri.                              1997
FRANK R. TRULASKE; 49; President of True Fitness Technology,
  Inc., a manufacturer of treadmills for residential,
  commercial and medical use.                                   1995
CLASS II (TO CONTINUE IN OFFICE FOR ONE YEAR OR UNTIL THE
  EFFECTIVE TIME):
G. THOMAS ANDES; 55; Chairman of the Board, President, and
  Chief Executive Officer of Magna.                             1981
DONALD P. GALLOP; 65; Chairman of the law firm of Gallop,
  Johnson & Neuman, L.C. Mr. Gallop is a director of Falcon
  Products, Inc. and Data Research Associates, Inc.             1991
RANDALL E. GANIM; 44; Certified Public Accountant;
  President, Ganim, Meder, Childers & Hoering, P.C.             1996
ROGER J. LOWERY; 56; District Agent, Northwestern Mutual
  Life Insurance Company. Owner, The Lowery Group, a
  full-service, fringe-benefit company located in
  Belleville, Illinois.                                         1997
ERL A. SCHMIESING; 58; Former Chairman of the Board,
  President and Chief Executive Officer of Homeland
  Bankshares Corporation ("Homeland"), which was acquired by
  Magna in March 1997.                                          1997
DOUGLAS K. SHULL; 55; Treasurer and Chief Financial Officer
  of Casey's General Stores, Inc., a chain of convenience
  stores located in the Midwest. Mr. Shull is a director of
  Casey's General Stores, Inc.                                  1997
CLASS III (TO CONTINUE IN OFFICE FOR TWO YEARS OR UNTIL THE
  EFFECTIVE TIME):
WAYNE T. EWING; 64; Coal Industry Management Consultant, The
  Ewing Company, since October 1996. Prior thereto, Mr.
  Ewing served as President of Peabody Development Company,
  a subsidiary of Peabody Holding Company, until October
  1990, as a consultant to Peabody Holding Company until
  February 1993, as Executive Vice President-Marketing of
  Kerr-McGee Coal Corporation, a subsidiary of Kerr-McGee
  Corporation, until November 1995 and thereafter as Senior
  Vice President of Kerr-McGee Corporation.                     1984
JOHN G. HELMKAMP, JR.; 50; Retired Chairman of the Board and
  Chief Executive Officer of River Bend Bancshares, Inc.
  ("River Bend"), which was acquired by Magna in February
  1996.                                                         1996
FRANKLIN A. JACOBS; 65; Chairman of the Board and Chief
  Executive Officer, Falcon Products, Inc., commercial
  furniture manufacturer. Mr. Jacobs is a director of Falcon
  Products, Inc. and Top Air Manufacturing, Inc.                1991
S. LEE KLING; 69; Chairman of the Board, Kling Rechter &
  Co., merchant banking. Mr. Kling served as Chairman of the
  Board, and prior to October 1990, Chief Executive Officer, of Landmark Bancshares Corporation ("Landmark"), which was acquired by Magna in December 1991. Mr. Kling is a
  director of Bernard Chaus, Inc., Electro Rent Corp.,
  Falcon Products, Inc., Hanover Direct, Inc., Lewis Galoob
  Toys, Inc., National Beverage Corp. and Top Air
  Manufacturing, Inc.                                           1991
GEORGE T. WILKINS, JR.; 65; Physician.                          1987

EXECUTIVE OFFICERS

    The following list sets forth, as of April 24, 1998, the names, ages and positions held by the executive officers of Magna. There is no family relationship between any of the named individuals.

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


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires Magna's directors and executive officers ("Reporting Persons") to file with the SEC initial reports of ownership and reports of changes in ownership of Magna Common Stock $2.00 par value
(the "Common Stock") and other equity securities of Magna. Magna has designated an officer who is available to Magna's Reporting Persons to assist them in filing the required reports, and Magna circulates monthly transaction reminders and other materials to promote compliance with Section 16(a). To Magna's knowledge, based solely on its review of the copies of such reports furnished to Magna and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the Reporting Persons were complied with during the year ended December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS OF MAGNA

     Directors Fees. Currently, all directors of Magna, except those directors who are officers of Magna or one of its subsidiaries, receive an annual retainer of $8,000, plus $1,000 for each meeting of the Magna Board attended. Directors who serve on a committee of the Magna Board or as Chairman of such committee receive a fee of $600 or $700, respectively, for each committee meeting attended. During 1997, directors of Magna also were afforded the opportunity to obtain medical insurance benefits. The policy premiums for these benefits were paid by the directors.

     Directors' Compensatory Plans. Each director may, at such director's option, participate in Magna's Directors' Survivor Benefit Plan (the "Fee Continuation Plan"). Pursuant to the Fee Continuation Plan, if the director is serving as a director of Magna at the time of his death, his designated beneficiaries will be entitled to receive from Magna an amount of survivors' benefits specified in the participation agreement of the individual director. No benefits are payable under the Fee Continuation Plan if the director terminates his service as a director of Magna or a subsidiary of Magna for any reason prior to his death. In addition, the payment of benefits under the Fee Continuation Plan may be offset by certain benefits received by beneficiaries under the former Directors' Deferred Compensation Plan. The survivors' benefits payable in a particular case are computed on the basis of actuarial assumptions made at the date of enrollment of the director in the Fee Continuation Plan. Benefits are payable in equal monthly installments over ten years. During 1997 the increase in the cash values of the insurance policies funding the Fee Continuation Plan approximated the cost of premiums paid by Magna. The Directors' Deferred Compensation Plan was terminated in 1996 with respect to new and continuing participation, but will provide benefits to former participants upon retirement, disability for 12 consecutive months or other termination of service based upon the amount of compensation previously deferred and the amount of interest credited thereto.

     Magna maintains the Directors' Stock Option Plan, which was approved by the shareholders in 1992 and subsequently amended and restated by the Board of Directors in 1996 (the "1992 Directors' Plan"). The 1992 Directors' Plan provides for the granting of non-qualified stock options to the non-employee directors of Magna, pursuant to a formula that determines the number of shares which will be subject to the options granted. The exercise price of an option is the fair market value of a share of Magna Common Stock on the date of grant. On May 8, 1997, each nonemployee director of Magna received an option to purchase 805 shares of Magna Common Stock at an exercise price of $29.875 per share. In each subsequent year, on the first business day after the annual meeting, each director will receive an option to purchase a number of shares of Magna Common Stock determined by dividing the average of the annual directors' fees (including committee fees) of all non-employee directors who have served continuously during the past year by the fair market value of Magna Common Stock on the date of grant. All non-employee directors serving on the date of grant are entitled to receive a grant of an option to purchase the full number of shares determined under the formula described above. The options become exercisable at the rate of 33%, 67% and 100% of the total grant on each of the first, second and third anniversaries, respectively, of the date of grant and have a term of ten years. Options outstanding and unexercised at the time the holder ceases to be an outside director of Magna will terminate on the earlier of (i) the expiration date or (ii) 24 months after the month in which the holder ceases to be an outside director of Magna.

     Magna also maintains the 1996 Directors' Stock Option Plan, which was approved by the shareholders in 1996 and subsequently amended and restated by the Board of Directors in 1996 (the "1996 Directors' Plan"). The 1996 Directors' Plan provides that each non-employee director of Magna, on the first business day after the date of the annual meeting of shareholders in each year, will be granted an option to acquire 1,000 shares of Magna Common Stock at the fair market value of Magna Common Stock on such date. With respect to options granted in 1996, each option will become exercisable at the rate of one-third of the number of shares subject thereto on the first anniversary of the date of grant and the remainder of the option will become exercisable on the second anniversary of the date of grant. Options granted in 1997 will not be exercisable during the first year after the date of grant; however, such options will become fully exercisable on the first anniversary of the date of grant. Options granted in 1998 or thereafter will be fully exercisable as of the date of grant. Options outstanding and unexercised at the time the holder ceases to be an outside director of Magna terminate on the earlier of (i) the expiration date or (ii) 24 months after the month in which the holder ceases to be an outside director of Magna.

     On August 21, 1996, the Magna Board also adopted the Magna Group, Inc. Directors Deferred Compensation Plan (the "1996 Deferred Compensation Plan") which subsequently was amended by action of the Magna Board on March 18, 1998, which provides for the deferral by a non-employee director of Magna or any of its subsidiaries of all or any portion of a retainer, committee chair and/or meeting fees payable by Magna or any of its subsidiaries for the period up to and including March 31, 1998 (the "Fees"). Such Fees will be credited to a bookkeeping reserve account and converted into a number of stock units equal to 125% of the Fees divided by the fair market value of a share of Magna Common Stock on the last day of the quarter in which such Fees would have been paid but for the deferral. Such stock units will then be credited to a participating director's stock unit account. Additionally, each stock unit account will be credited with a number of stock units equal to the per-share dividend payable with respect to a share of Magna Common Stock multiplied by the number of stock units held in such stock unit account as of the first business day prior to such dividend payment date, divided by the fair market value of Magna Common Stock on such date. On or before December 31 of each calendar year, a director is permitted to make an irrevocable election with respect to the deferral of Fees for the following year. Distributions may be made in a single sum distribution or an annual distribution over a period of less than 10 years (each distribution being payable in a whole number of shares of Magna Common Stock and a cash payment for any fractional share interest). The director must elect the form of distribution with respect to the Fees being deferred pursuant to each deferral election and may elect a different form of distribution for the Fees being deferred pursuant to each such election.

COMPENSATION OF EXECUTIVE OFFICERS OF MAGNA

     Unless otherwise indicated, the following table sets forth the compensation of Magna's chief executive officer and the four most highly compensated executive officers, other than the chief executive officer, for each of the last three years:

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                                                                 COMPENSATION AWARDS
                                            ANNUAL COMPENSATION          -----------------------------------
                                      --------------------------------   RESTRICTED   SECURITIES
                                                             OTHER       SECURITIES   UNDERLYING
                                                             ANNUAL        STOCK       OPTIONS/      LTIP       ALL OTHER
          NAME AND                    SALARY     BONUS    COMPENSATION    AWARD(S)       SARS      PAYMENTS    COMPENSATION
     PRINCIPAL POSITION        YEAR     ($)       ($)         ($)          ($)(1)        (#)          ($)          ($)
     ------------------        ----   -------   -------   ------------   ----------   ----------   ---------   ------------
G. THOMAS ANDES..............  1997   475,000         0      26,427             0       80,000     1,715,625      25,391(2)
Chairman and Chief             1996   375,000   171,266       9,238        58,292       40,000      368,750       20,496
Executive Officer              1995   375,000   128,870       5,375        42,940       32,252      356,250       20,138
RONALD A. BUERGES............  1997   197,500         0         950             0       20,000      457,500        8,838(3)
Senior Executive               1996   152,750    59,618         186        20,266       15,000            0        5,590
Vice President                 1995   108,000    11,759           0         3,895        2,400            0        4,310
LINDA K. FABEL...............  1997   192,500         0       4,050             0       10,000            0       11,193(4)
Executive Vice                 1996   190,000    65,106       1,245        22,125       10,000      236,000       10,275
President, Retail              1995   190,000    45,712         635        15,224       15,048       47,500       10,029
Banking
ROBERT M. OLSON, JR..........  1997   190,000         0       1,909             0       12,500            0        9,481(5)
Executive Vice                 1996   182,500    62,519         430        21,269       10,000      236,000        9,123
President, Operations          1995   182,500    43,900         132        14,630       14,483       47,500        8,858
and Technology
ROBERT J. MATHIAS............  1997   158,021(6)       0          0             0       12,500            0        3,563(7)
Executive Vice                 1996       N/A       N/A         N/A           N/A          N/A          N/A          N/A
President, Credit              1995       N/A       N/A         N/A           N/A          N/A          N/A          N/A
Administration

- ---------------
(1) Represents the dollar value of shares of restricted stock issued in lieu of cash compensation payable under Magna's annual incentive compensation plan. The aggregate value of restricted stock holdings for the individuals named in the Summary Compensation Table at the end of the last completed fiscal year was $333,655 for Mr. Andes, $141,459 for Ms. Fabel and $48,266 and $99,415 for Messrs. Buerges and Olson, respectively, based upon a per share price of $45.75 being the last transaction price on December 31, 1997. The aggregate number of shares of restricted stock held by the individuals named in the Summary Compensation Table at the end of the last completed fiscal year was 7,293 for Mr. Andes, 3,092 for Ms. Fabel and 1,055 and 2,173 for Messrs. Buerges and Olson, respectively. The restrictions applicable to such restricted stock holdings lapse upon the earliest of (i) the date on which the executive's employment with Magna ends by reason of retirement, death or disability, (ii) the date on which a Change in Control of Magna (as described under "-- Change in Control and Termination Arrangements") occurs, or (iii) within five years of the date of award. The holders thereof are entitled to receive dividends on their shares to the same extent as other holders of the Magna Common Stock.

    The foregoing amounts do not include (i) 50,000 shares of restricted stock subject to an award made to Mr. Andes in 1992 under Magna's 1992 Amended and Restated Long Term Performance Plan (the "1992 Performance Plan"), which award provided that shares of restricted stock would be issued only if certain target share prices for the Magna Common Stock were attained by March 9, 1996, (ii) 50,000 shares of restricted stock subject to an award made to Mr. Andes in 1996 under Magna's 1996 Amended and Restated Long Term Performance Plan (the "1996 Performance Plan"), which award provided that shares of restricted stock would be issued only if certain target share prices for the Magna Common Stock were attained by March 10, 2000, or (iii) 50,000 shares of restricted stock subject to an award made to Mr. Andes in 1997 under the 1996 Performance Plan, which award provided that shares of restricted stock would be issued only if certain target share prices for Magna Common Stock were attained by December 17, 2001. During 1994 and 1995, 10,000 and 15,000 shares, respectively, of restricted stock were issued to Mr. Andes under the 1992 award. During 1996 and 1997, 12,500 and

    37,500 shares, respectively, of restricted stock were issued to Mr. Andes under the 1996 award. Based upon a per share price of $45.75, the aggregate value of such 75,000 shares at December 31, 1997 was $3,431,250. Pursuant to the terms of Mr. Andes' Restricted Stock Agreement, the remaining 25,000 shares of restricted stock subject to the 1992 award were forfeited on March 9, 1996.

    The foregoing amounts do not include 10,000 and 20,000 shares of restricted stock subject to awards made to Mr. Buerges in 1996 and 1997, respectively, under the 1996 Performance Plan, which awards provided that shares of restricted stock would be issued only if certain target share prices for Magna Common Stock were attained by December 18, 2000 and December 17, 2001, respectively. During 1997, 10,000 shares of restricted stock were issued to Mr. Buerges pursuant to the 1996 award. Based upon a per share price of $45.75, the aggregate value of such shares at December 31, 1997 was $457,500.

    The foregoing amounts do not include 10,000 shares of restricted stock subject to awards made to each of Ms. Fabel and Mr. Olson in 1994 under the 1992 Performance Plan, which awards provided that shares of restricted stock would be issued only if certain target share prices for the Magna Common Stock are attained by December 30, 1998. During 1995 and 1996, 2,000 and 8,000 shares, respectively, of restricted stock were issued to each of Ms. Fabel and Mr. Olson under these awards. Based upon a per share price of $45.75, the aggregate value of such shares at December 31, 1997 was $457,500 for each of Ms. Fabel and Mr. Olson.

    The foregoing amounts do not include 10,000 and 5,000 shares of restricted stock subject to awards made to each of Mr. Mathias and Mr. Olson, respectively, in 1997 under the 1996 Performance Plan, which awards provided that shares of restricted stock would be issued only if certain target share prices for the Magna Common Stock are attained by December 17, 2001. No shares were issued to Messrs. Mathias or Olson in 1997 under the terms of these awards. See "-- Long Term Incentive Plans-Awards in Last Fiscal Year."

(2) Includes the following: $2,334 for split-dollar life insurance, $3,669 for premiums paid by Magna on a carve-out life insurance policy owned by the executive which builds cash value, $16,538 in matching contributions to Magna's Executive Supplemental Deferral Plan and $2,850 in matching contributions to Magna's Savings and Stock Investment Plan.

(3) Includes the following: $1,124 for premiums paid by Magna on a carve-out life insurance policy owned by the executive which builds cash value, $4,864 in matching contributions to Magna's Executive Supplemental Deferral Plan and $2,850 in matching contributions to Magna's Savings and Stock Investment Plan.

(4) Includes the following: $3,465 for premiums paid by Magna on a carve-out life insurance policy owned by the executive which builds cash value, $4,878 in matching contributions to Magna's Executive Supplemental Deferral Plan and $2,850 in matching contributions to Magna's Savings and Stock Investment Plan.

(5) Includes the following: $1,806 for premiums paid by Magna on a carve-out life insurance policy owned by the executive which builds cash value, $4,825 in matching contributions to Magna's Executive Supplemental Deferral Plan and $2,850 in matching contributions to Magna's Savings and Stock Investment Plan.

(6) Mr. Mathias joined Magna in February 1997 and became an executive officer of Magna at that time. Accordingly, compensation information for the year 1997 relates only to the period Mr. Mathias was employed by Magna.

(7) This amount represents matching contributions to Magna's Savings and Stock Investment Plan.

     Change in Control and Termination Arrangements. Each of the executive officers named in the Summary Compensation Table, and certain other executive officers of Magna, have individual agreements under which each such executive officer will receive severance benefits in certain circumstances either prior to (with respect to Mr. Andes) or after (with respect to all executive officers) a "Change in Control" (as defined below) of Magna. The employment agreement of Mr. Andes is for a term through December 31, 1999. The agreements of the other executive officers continue until terminated pursuant to their terms or December 31 of any calendar year if notice is given, by December 1 of such year, by either party of such party's intention not to renew the agreement.

     If prior to a Change in Control of Magna, Magna terminates the employment of Mr. Andes without "cause" (generally, willful failure to perform his duties, willful misconduct injurious to Magna or a material breach of the agreement) or if Mr. Andes terminates his employment with "good reason" (as defined below), Magna will be required to pay severance benefits to Mr. Andes in an amount equal to Mr. Andes' then-current annual salary through December 31, 1999. Additionally, Mr. Andes would be entitled to the continuation of certain welfare benefits to which he otherwise would have been entitled through December 31, 1999. In the event Mr. Andes became reemployed, the obligation of Magna to provide such welfare benefits would be secondary to the obligation of Mr. Andes' new employer to provide any such benefit. The agreements with the other executive officers do not provide for the payment of severance or welfare benefits if such officers are terminated prior to a Change in Control of Magna.

     The employment agreement of Mr. Andes and the agreements of Ms. Fabel and Messrs. Buerges, Olson and Mathias and certain other executive officers provide substantially similar protection in the event of a termination of the executive officer's employment after a Change in Control of Magna but differ somewhat in the severance payments made available to such executive officers. "Change in Control" is defined in the agreements to mean, generally, (i) the acquisition by any person of 20% or more of the then outstanding voting power of Magna; (ii) a change in the composition of the Magna Board such that during any two consecutive years incumbent directors and their nominees do not constitute a majority of the Board; (iii) a reorganization, merger or consolidation of Magna unless owners of all of the Magna Common Stock or voting securities of Magna prior to such event own voting securities of the surviving corporation following such event in the same proportions as they owned Magna voting securities prior to such event; (iv) a merger or consolidation in which Magna is the surviving corporation and the holders of Magna Common Stock do not own at least 50% of the stock of the surviving corporation; (v) any sale, lease, exchange or transfer of all, or substantially all, of the assets of Magna; or (vi) the liquidation or dissolution of Magna.

     If an executive officer terminates his or her employment with Magna or the successor corporation for "good reason" (generally, the assignment of duties inconsistent with the executive's position, a material diminution in authority or responsibilities, a reduction in any benefit specified in the agreement, any material breach of the agreement by Magna, or, within one year following the Change in Control, resignation by the executive in his or her sole and absolute discretion), or if Magna or the successor corporation terminates the executive officer's employment without cause within two years after the Change in Control of Magna, Magna or the successor corporation will be required to pay severance benefits. In the case of Mr. Andes, Magna or its successor will be required to pay a lump sum cash amount equal to 2.99 times his "cash compensation" (as defined in his employment agreement) for the most recent calendar year prior to the Change in Control. If the receipt of benefits upon a Change in Control of Magna subjects Mr. Andes to any Federal excise tax pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), Magna also will be obligated to pay him an additional amount equal to the entire excise tax due. In the case of the remaining executive officers (other than Mr. Buerges), Magna or its successor will be required to pay a lump-sum cash amount equal to two times the executive officer's "annual base salary" plus the executive officer's "incentive bonus" (each as defined in the agreements). In Mr. Buerges' case, the lump-sum cash amount shall be equal to 2.5 times his "annual base salary" plus his "incentive bonus" (each as defined in his agreement). The cash payments to the executive officers (other than Mr. Andes) are subject to reduction to the extent that such payment would require the executive officer to pay a Federal excise tax under the Code.

     Option/SAR Grants in Last Fiscal Year. The following table sets forth information concerning stock option grants made in the fiscal year ended December 31, 1997 to the individuals named in the Summary Compensation Table. No SARs were granted to the named individuals in 1997.

                                                    INDIVIDUAL GRANTS
                            -----------------------------------------------------------------   POTENTIAL REALIZABLE
                              NUMBER OF                                                           VALUE AT ASSUMED
                              SECURITIES     PERCENT OF TOTAL                                    ANNUAL STOCK PRICE
                              UNDERLYING       OPTIONS/SARS     EXERCISE                          APPRECIATION FOR
                             OPTIONS/SARS       GRANTED TO       OR BASE                           OPTION TERM (1)
                               GRANTED         EMPLOYEES IN     PRICE (3)      EXPIRATION       ---------------------
           NAME                 (2)(#)         FISCAL YEAR       ($/SH)         DATE (4)          5%($)      10%($)
           ----             --------------   ----------------   ---------   -----------------   ---------   ---------
G. Thomas Andes...........      80,000            20.00           37.00     September 9, 2007   4,821,600   7,677,600
Ronald A. Buerges.........      20,000             5.00           37.00     September 9, 2007   1,205,400   1,919,400
Linda K. Fabel............      10,000             2.50           37.00     September 9, 2007     602,700     959,700
Robert M. Olson, Jr. .....      12,500             3.13           37.00     September 9, 2007     753,375   1,199,625
Robert J. Mathias.........      12,500             3.13           37.00     September 9, 2007     753,375   1,199,625

- ---------------
(1) The indicated 5% and 10% rates of appreciation are provided to comply with SEC regulations and do not necessarily reflect the views of Magna as to the likely trend in the price of Magna Common Stock. The effect of 5% and 10% rates of appreciation on Magna Common Stock held for ten years is demonstrated by the following: a share of Magna Common Stock purchased on September 10, 1997 at a price per share of $37.00 and held until September 9, 2007 would have a value of $60.27 at a 5% rate of appreciation, and a value of $95.97 at a 10% rate of appreciation. Actual gains, if any, on stock option exercises and Magna Common Stock holdings will be dependent on, among other things, the future performance of Magna Common Stock and overall market conditions. There can be no assurance that the amounts reflected herein will be achieved. Additionally, these values do not take into consideration the provisions of the options providing for nontransferability or delayed exercisability.

(2) Each option became exercisable with respect to 33% and will be exercisable with respect to 67% of the total number of shares subject to the option on March 10, 1998 and September 10, 1998, respectively, and after September 10, 1999 will be exercisable as to all such shares. On a Change in Control of Magna, as described herein under "-- Change in Control and Termination Arrangements." and upon death, disability or retirement, all options become fully exercisable.

(3) The exercise price may be paid in cash or, at the discretion of the Compensation Committee of the Magna Board (the "Committee"), by shares of Magna Common Stock already owned or to be issued pursuant to the exercise, valued at fair market value on the date of exercise, or a combination of cash and Magna Common Stock.

(4) The options terminate on the earlier of ten years after grant or, generally, immediately on termination for reasons other than retirement, disability or death.

     Long Term Incentive Plans-Awards in Last Fiscal Year. The following table sets forth information concerning shares of restricted stock subject to awards made to Messrs. Andes, Buerges, Olson and Mathias in 1997 pursuant to the 1996 Performance Plan. The shares of restricted stock subject to such awards will be forfeited if certain target share prices for Magna Common Stock are not attained by certain specified dates, as described below.

                                               NUMBER OF             PERFORMANCE OR
                                             SHARES, UNITS         OTHER PERIOD UNTIL
                  NAME                     OR OTHER RIGHTS(1)     MATURATION OR PAYOUT
                  ----                     ------------------   -------------------------
G. Thomas Andes..........................        50,000         Through December 17, 2001
Ronald A. Buerges........................        20,000         Through December 17, 2001
Robert M. Olson, Jr. ....................         5,000         Through December 17, 2001
Robert J. Mathias........................        10,000         Through December 17, 2001

- ---------------
(1) Restricted stock vests as follows: 20% if the average closing price of Magna Common Stock equals or exceeds $50.25 for 20 consecutive trading days; 50% if the average closing price of Magna Common Stock equals or exceeds $56.75 for 20 consecutive trading days; and 100% if the average closing price of Magna Common Stock equals or exceeds $64.125 for 20 consecutive trading days. Shares of restricted stock subject to the awards will be issued if such price is reached before the earliest to occur of (i) the date on which the executive's employment with Magna ends, (ii) the date on which there occurs a Change in Control (as described under "-- Change in Control and Termination Arrangements") or (iii) December 17, 2001. Shares of restricted stock issued under the award, if any, will be forfeited if employment terminates prior to or on the fifth anniversary of the date of issuance of such shares, other than by reason of retirement, disability or death, unless a Change in Control has occurred. Such shares will not be forfeited if a Change in Control has occurred.

     Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values. The following table sets forth information concerning the aggregate dollar value realized upon exercise of options during 1997, the number of securities underlying options outstanding at year-end 1997 and the value of options outstanding at year-end 1997 having an exercise price lower than the market price of Magna Common Stock ("in-the-money" options), held by the individuals named in the Summary Compensation Table. As of December 31, 1997, no SARs were outstanding.

                                                              NUMBER OF SECURITIES
                                        SHARES               UNDERLYING UNEXERCISED    VALUE OF UNEXERCISED
                                       ACQUIRED                OPTIONS AT FISCAL      IN-THE-MONEY OPTIONS AT
                                          ON       VALUE          YEAR-END (#)          FISCAL YEAR-END ($)
                                       EXERCISE   REALIZED        EXERCISABLE/             EXERCISABLE/
                NAME                     (#)        ($)          UNEXERCISABLE             UNEXERCISABLE
                ----                   --------   --------   ----------------------   -----------------------
G. Thomas Andes......................     0          0           122,529/93,200          2,923,840/960,700
Ronald A. Buerges....................     0          0            17,450/24,950            381,238/272,763
Linda K. Fabel.......................     0          0            51,348/13,300          1,264,998/152,675
Robert M. Olson, Jr. ................     0          0            33,960/15,800            765,158/174,550
Robert J. Mathias....................     0          0             3,300/19,200             45,375/201,500

- ---------------
(1) Based on a price per share of $45.75, being the last transaction price on December 31, 1997.

     Retirement Plans. Officers and employees of Magna and its subsidiaries participate in Magna's Pension Plan, as amended (the "Retirement Plan"). An officer or employee must have attained age 21 and completed one year of service to be eligible to participate in the Retirement Plan. The annual retirement benefit at normal retirement age (age 65) is accrued for each year of service based upon percentages of the designated portions of the participant's compensation for that year. The annual retirement benefit is 1.35% of the participant's Basic Compensation (as defined below) plus an annual benefit equal to the applicable percentage of the participant's Basic Compensation and the applicable percentage of the participant's Excess Compensation (as defined below) as follows:

                                                      PERCENT OF     PERCENT OF
                                                        BASIC          EXCESS
                   YEAR OF BIRTH                     COMPENSATION   COMPENSATION
                   -------------                     ------------   ------------
Prior to 1938......................................      .00%           .60%
1938-1954..........................................      .05            .55
1955 and thereafter................................      .10            .50

     "Basic Compensation" under the Retirement Plan is the participant's annual base rate salary on January 1 received for services rendered to Magna or its subsidiaries, but does not include payments by Magna or its subsidiaries under Magna's Section 401(k) plan or any bonus plan of Magna or its subsidiaries. "Excess Compensation" is the amount by which the participant's Basic Compensation exceeds one-half of the maximum amount that may be considered as wages under the federal Social Security Act for a particular tax year. The maximum number of years that may be utilized in computing a participant's total retirement benefit under the Retirement Plan is 35 or a participant's total period of service as of December 31, 1988, if greater. Generally, accrued benefits are not vested for participants who have been employed by Magna or its subsidiaries for less than five years. Benefits payable under the Retirement Plan are subject to the maximum annual benefit which may be paid pursuant to Section 415 of the Code. Maximum annual benefits at age 65 for 1997 were based upon year of birth as follows:

                                                              MAXIMUM ANNUAL
                       YEAR OF BIRTH                             BENEFIT
                       -------------                          --------------
Prior to 1938...............................................     $119,210
1938-1954...................................................      110,548
1955 and thereafter.........................................      101,907

     These maximum benefits are subject to future cost-of-living increases and potential reduction by reason of contributions under the tax-qualified defined contribution plans maintained by Magna. The Basic Compensation used in computing retirement benefits is limited by Section 401(a)(17) of the Code. For 1998, this limit is $160,000. The limit is subject to future cost-of-living increases. Magna has established two separate Supplemental Executive Retirement Plans (the "Supplemental Plans") for certain executive officers that will provide retirement benefits at age 65 equal to a percentage of the five-year average salary (highest five years out of the final ten years) for each year of service (up to a maximum of 35 years), less the Retirement Plan benefits. One Supplemental Plan (the "60% Supplemental Plan") provides approximately 1.714% for each year of service, while the other Supplemental Plan (the "50% Supplemental Plan") provides approximately 1.429% for each year of service. A participant's five-year average salary is based on the total of base salary, bonuses and restricted stock awards earned during complete calendar years of employment. Benefits are payable as a ten-year certain and life annuity. Other forms of payment are available at the option of the participant.

     Benefits payable pursuant to the Retirement Plans generally are paid in the form of monthly life income, with 120 monthly payments guaranteed in any event. If a participant is married at the time of their retirement, they will receive, unless they elect otherwise and their spouse executes a written consent, such retirement income in the form of a joint and survivor annuity. In lieu of the amount and form of retirement income otherwise payable, a participant has the option, with spousal consent, of electing a lump-sum distribution from the Retirement Plans. As specified in the Retirement Plans and required by Internal Revenue Service regulations, the lump sum amount is actuarially determined based on standard mortality rates published by the Pension Benefit Guaranty Corporation. These published interest rates vary with market conditions.

     During 1997, Mr. Andes participated in the Retirement Plan and the 60% Supplemental Plan. Ms. Fabel and Messrs. Buerges and Olson participated in the Retirement Plan and the 50% Supplemental Plan during 1997.

     Mr. Mathias participated in the 50% Supplemental Plan during 1997; however, due to the service requirement, Mr. Mathias was not eligible to participate in the Retirement Plan. At December 31, 1997, the annual accrued benefits payable by Magna upon retirement at the normal retirement age of 65 under the Retirement Plan and the Supplemental Plans for each of the executive officers named in the Summary Compensation Table was as follows: $278,247 for Mr. Andes, $21,317 for Ms. Fabel and $11,931, $13,282 and $0 for each of Messrs. Buerges, Olson and Mathias, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     On March 12, 1998, there were 32,770,144 shares of Common Stock and 1,981 shares of Class B Voting Preferred Stock, $20 par value, (the "Class B Preferred Stock") outstanding. The Common Stock and Class B Preferred Stock vote as a single class on each matter submitted to the stockholders and each share is entitled to one vote on such matter. Other than as described below under "Changes in Control," no person beneficially owned more than 5% of the shares of Common Stock outstanding on March 12, 1998 (which class of securities represents approximately 99.9% of Magna's total outstanding Voting Stock). Of the shares of Class B Preferred Stock outstanding on such date, there were five stockholders who each owned more than 5% (99 shares or more) of such securities.

SECURITY OWNERSHIP OF MANAGEMENT OF MAGNA

     The following information is furnished as of March 12, 1998 to indicate beneficial ownership by each current director, the executive officers named in the Summary Compensation Table, individually, and all current directors and executive officers as a group, of shares of Magna Common Stock. No director or executive officer beneficially owned any shares of Magna Class B Preferred Stock on March 12, 1998.

                                                              NUMBER OF SHARES OF
                                                                 MAGNA COMMON
                                                                     STOCK
                                                                 BENEFICIALLY
                  NAME OF BENEFICIAL OWNER                       OWNED<F1><F2>
                  ------------------------                    -------------------
G. Thomas Andes<F3>.........................................         360,210
James A. Auffenberg, Jr.<F4>................................          10,672
Ronald A. Buerges<F5>.......................................          59,276
Wayne T. Ewing<F6>..........................................          23,372
Linda K. Fabel<F7>..........................................          77,261
Donald P. Gallop<F8>........................................          34,389
Randall E. Ganim<F9>........................................          33,393
C. E. Heiligenstein<F10>....................................         249,972
John G. Helmkamp, Jr.<F11>..................................         304,824
Carl G. Hogan, Sr.<F12>.....................................          40,681
Franklin A. Jacobs<F13>.....................................         147,758
S. Lee Kling<F14>...........................................         251,021
Ralph F. Korte<F15>.........................................          61,091
Roger J. Lowery.............................................             821
Robert J. Mathias<F16>......................................          20,919
Robert M. Olson, Jr.<F17>...................................          58,653
William A. Peck<F18>........................................             500
Erl A. Schmiesing<F19>......................................          36,703
Douglas K. Shull<F20>.......................................           5,053
Frank R. Trulaske<F21>......................................          40,227
George T. Wilkins, Jr.<F22>.................................         182,007
All current directors and executive officers as a group (24
  persons)<F23>.............................................       2,114,115

-----------------
 <F1> Except as otherwise noted, each director or executive officer has sole voting and investment power over the shares listed beside his or her name.

 <F2> No director or executive officer beneficially owned more than one percent of the total outstanding shares of Magna Common Stock on such date.

 <F3> Includes 3,375 shares that Mr. Andes owns jointly with his spouse, 724 shares that are owned by Mr. Andes' spouse, as to which shares Mr. Andes has shared voting and investment power, and 214 shares registered as owned by Mr. Andes as custodian. Also includes 148,929 shares subject to options exercisable currently or within 60 days after March 12, 1998 and 40,000 shares of restricted stock that could be issued to Mr. Andes if certain target share prices for Magna Common Stock are attained within 60 days after March 12, 1998.

<F4>  Includes 1,000 shares owned by Mr. Auffenberg's spouse, as to which shares
      Mr. Auffenberg has shared voting and investment power, 1,500 shares owned by Mr. Auffenberg as custodian for his minor children and 2,507 shares subject to options exercisable currently or within 60 days after March 12, 1998.

 <F5> Includes 24,050 shares subject to options exercisable currently or within
      60 days after March 12, 1998 and 16,000 shares of restricted stock that could be issued to Mr. Buerges if certain target share prices for Magna
      Common Stock are attained within 60 days after March 12, 1998.


 <F6> Includes 1,051 shares that are owned by Mr. Ewing's spouse, as to which shares Mr. Ewing has shared voting and investment power, and 6,605 shares subject to options exercisable currently or within 60 days after March 12, 1998.

 <F7> Includes 13,050 shares that Ms. Fabel owns jointly with her spouse, as to which shares Ms. Fabel has shared voting and investment power. Also includes 54,648 shares subject to options exercisable currently or within 60 days after March 12, 1998.

 <F8> Includes 4,688 shares held of record by the trustees of the testamentary trust of Mr. Philip Gallop, of which Mr. Gallop is a co-trustee and has shared voting and investment power, and 18,622 shares owned by Mr.
      Gallop's spouse, as to which shares Mr. Gallop disclaims beneficial ownership. Also includes 6,605 shares subject to options exercisable currently or within 60 days after March 12, 1998.

 <F9> Includes 500 shares that Mr. Ganim owns jointly with his spouse, as to which shares Mr. Ganim has shared voting and investment power and 5 shares owned by Mr. Ganim as custodian for his son. Also includes 1,266 shares subject to options exercisable currently or within 60 days after March 12, 1998.

<F10> Includes 4,691 shares owned by Mr. Heiligenstein's spouse, as to which shares Mr. Heiligenstein has shared voting and investment power, and 2,507 shares subject to options exercisable currently or within 60 days after March 12, 1998.

<F11> Includes 280,082 shares that are subject to various trusts as to which shares Mr. Helmkamp has either sole or shared voting and investment power
      (Mr. Helmkamp disclaims beneficial ownership as to certain of such shares), 14,804 shares owned by Mr. Helmkamp's spouse and 5,458 shares subject to the Elizabeth Helmkamp Charitable Trust, as to which Mr.
      Helmkamp disclaims beneficial ownership. Also includes 2,873 shares subject to options exercisable currently or within 60 days after March
      12, 1998.

<F12> Includes 2,507 shares subject to options exercisable currently or within 60 days after March 12, 1998.

<F13> Includes 4,741 shares subject to options exercisable currently or within 60 days after March 12, 1998.

<F14> Includes 107 shares that are owned as custodian by Mr. Kling's spouse, as to which shares Mr. Kling disclaims beneficial ownership. Also includes
      9,136 shares subject to options exercisable currently or within 60 days after March 12, 1998.

<F15> Includes 6,272 shares subject to options exercisable currently or within 60 days after March 12, 1998.

<F16> Includes 10,825 shares subject to options exercisable currently or within
      60 days after March 12, 1998 and 8,000 shares of restricted stock that could be issued to Mr. Mathias if certain target share prices for Magna
      Common Stock are attained within 60 days after March 12, 1998.

<F17> Includes 38,085 shares subject to options exercisable currently or within
      60 days after March 12, 1998 and 4,000 shares of restricted stock that could be issued to Mr. Olson if certain target share prices for Magna
      Common Stock are attained within 60 days after March 12, 1998.

<F18> These shares are owned by Dr. Peck jointly with his spouse, as to which shares Dr. Peck has shared voting and investment power.

<F19> Includes 1,266 shares subject to options exercisable currently or within 60 days after March 12, 1998.

<F20> Includes 1,266 shares subject to options exercisable currently or within 60 days after March 12, 1998.

<F21> Includes 35,122 shares that are subject to various trusts as to which shares Mr. Trulaske has either sole or shared voting and investment power and 3,679 shares subject to options exercisable currently or within 60 days after March 12, 1998.

<F22> Includes 1,214 shares that Dr. Wilkins owns jointly with his spouse, as to which shares Dr. Wilkins has shared voting and investment power, and 6,272 shares subject to options exercisable currently or within 60 days after March 12,1998.

<F23> This amount represents 6% of the outstanding shares of Magna Common Stock on March 12, 1998. This amount includes 386,896 shares subject to options exercisable currently or within 60 days after March 12, 1998, and 84,000 shares of restricted stock issuable if certain target prices for Magna
      Common Stock are attained within 60 days after March 12, 1998.

CHANGES IN CONTROL

     Magna, a corporation organized and existing under the laws of the State of Delaware, and Union Planters, a corporation organized and existing under the laws of the State of Tennessee, each registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, entered into an Agreement and Plan of Reorganization on February 22, 1998 (the "Merger Agreement"), pursuant to which Magna will be merged with and into Union Planters Holdings Corporation, a wholly-owned subsidiary of Union Planters organized under the laws of the State of Tennessee (the "Merger"). The Board of Directors of Magna and the Board of Directors of Union Planters approved the Merger at their meetings held on February 22, 1998 and February 19, 1998, respectively.

     In accordance with the terms of the Merger Agreement, (i) each share of Magna Common Stock, and the associated preferred share purchase rights under Magna's Rights Agreement, dated November 11, 1998, between Magna and Magna Bank, N.A., as Rights Agent (together, the "Magna Common Stock"), outstanding immediately prior to the Effective Time will be converted into the right to received 0.9686 of a share of Union Planters common stock, par value $5.00 per share, and the associated preferred share purchase rights under Union Planters' Rights Agreement, dated January 19, 1989, between Union Planters and Union Planters National Bank, as Rights Agent (together, the "Union Planters Common Stock"), and (ii) each share of Magna Class B Preferred Stock outstanding immediately prior to the Effective Time will be converted into the right to receive a check from Union Planters in the amount of par plus any accrued but unpaid dividends.

     In addition, at the Effective Time, all rights with respect to Magna Common Stock pursuant to stock options outstanding at the Effective Time, whether or not then exercisable, shall be converted into and shall become rights with respect to Union Planters Common Stock.

     The Merger is intended to constitute a tax-free reorganization under the Code and to be accounted for as a pooling of interests.

     Consummation of the Merger is subject to various conditions, including:
(i) approval of the Merger Agreement and the Merger by the shareholders of each of the parties thereto; (ii) receipt of requisite regulatory approvals from the Board of Governors of the Federal Reserve System and other federal and state regulatory authorities as necessary; (iii) receipt by each of Magna and Union Planters of an opinion of counsel in reasonably satisfactory form as to the tax treatment of certain aspects of the Merger; (iv) the registration pursuant to the Securities Act of 1933, as amended (the "Act"), of the shares of Union Planters Common Stock to be issued in the Merger; (v) receipt by each of Magna and Union Planters of a letter from each of KPMG Peat Marwick LLP, Union Planters' independent public accountants, and Ernst & Young LLP, Magna's independent public accountants, to the effect that the Merger will qualify the pooling-of-interests accounting treatment; (vi) receipt by Union Planters of letters from affiliates of Magna related to the sale of Union Planters Common Stock and (vii) satisfaction of certain other conditions.

     Also in connection with the Merger Agreement, Magna and Union Planters entered into a Stock Option Agreement, dated February 22, 1998 (the "Stock Option Agreement"), pursuant to which Magna granted to Union Planters an irrevocable option to purchase, under certain circumstances, up to 6,497,180 authorized and unissued shares of Magna Common Stock at a price, subject to certain adjustments, equal to the first closing price per share of Magna Common Stock following public announcement of the execution of the Merger Agreement as reported on the NYSE-Composite Transactions List (the "Union Planters Option"). The Union Planters Option, if exercised, would equal, before giving effect to the exercise of the Union Planters Option, 19.9% of the total number of shares of Magna Common Stock outstanding. The Union Planters Option was granted by Magna as a condition and inducement to Union Planters' willingness to enter into Merger Agreement. Under certain circumstances, Magna may be required to repurchase the Union Planters Option or the shares acquired pursuant to the exercise of the Union Planters Option.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The law firm of Gallop, Johnson & Neuman, L.C., of which Mr. Donald P. Gallop, a director of Magna, is a member, provided legal services to Magna or its subsidiaries during 1997 and will provide legal services to Magna or its subsidiaries during 1998.

     During 1997, Magna entered into various construction contracts with Korte Construction Company, of which Mr. Ralph F. Korte, a director of Magna, is Chairman of the Board, pursuant to which Korte Construction Company was paid approximately $816,367 with respect to the renovation and/or expansion of certain banking facilities. In connection with such projects, Korte Construction Company provided various consultation and other services in the design phase of the projects and, during the construction phase of the projects, was responsible for all aspects of coordination and construction of the projects. Magna believes that the terms of these contracts were typical for agreements of this type and commensurate with those that could have been obtained from unrelated parties.

     In March 1997, Magna entered into a letter agreement (the "Letter Agreement") with Mr. Erl A. Schmiesing, the former Chairman, President and Chief Executive Officer of Homeland and a current director of Magna, pursuant to which Magna agreed (i) to pay Mr. Schmiesing annual compensation payments equal to $261,714 for three years beginning July 1, 1997, (ii) to allow Mr. Schmiesing and his wife to participate in Magna's health insurance plan, at their sole expense, until March 2005, (iii) that Mr. Schmiesing would receive supplemental retirement payments of $94,039 annually for fifteen years, (iv) to maintain Mr. Schmiesing's current country club membership for three years and (v) to appoint Mr. Schmiesing to the Board of Directors for a term of three years. The amounts due pursuant to the Letter Agreement are in lieu of any and all amounts to which Mr. Schmiesing was entitled pursuant to his severance agreement with Homeland. In addition, pursuant to the Letter Agreement, Mr. Schmiesing agreed not to become associated with any business enterprise in substantial direct competition with Magna for a period ending three years after Mr. Schmiesing ceases to be a member of the Magna Board.

     In connection with its acquisition of River Bend in February 1996, Magna entered into a Supplemental Agreement (the "Supplemental Agreement") with Mr. John G. Helmkamp, Jr., the former Chairman and Chief Executive Officer of River Bend and a current member of the Magna Board, pursuant to which Magna agreed to allow Mr. Helmkamp and his wife and children to participate in Magna's health insurance plan, at Mr. Helmkamp's sole expense, and to provide Mr. Helmkamp with an office, telephone, mail and secretarial service until Mr. Helmkamp attains the age of 65. In addition, pursuant to the Supplemental Agreement, Mr. Helmkamp agreed not to become associated with any business enterprise in substantial direct competition with Magna for a period ending three years after Mr. Helmkamp ceases to be a member of the Magna Board.

     In connection with its acquisition of Landmark in December 1991, Magna assumed the employment agreement of Mr. S. Lee Kling. The agreement provided that upon Mr. Kling's retirement, which was effective June 30, 1994, Mr. Kling would be entitled to payments for ten years equal to $130,246. Magna also assumed the obligation to pay amounts due Mr. Kling under Landmark's retirement plans, including its former Supplemental Retirement Plan. All medical, hospitalization and life insurance coverage (other than a split-dollar insurance policy) provided to Mr. Kling during his employment are being continued at Magna's expense for the remainder of Mr. Kling's life.

     Certain of the executive officers, directors and some of their associates and affiliated businesses are and have been customers of Magna Bank and have had and are expected to have transactions with such bank in the ordinary course of business. All such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In the opinion of management of Magna, such transactions did not involve more than the normal risk of collectibility or present other unfavorable features. The percentage of shareholders' equity represented by loans to executive officers and directors and certain of their associates and affiliated businesses was 11.3% at December 31, 1997.

                             SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MAGNA GROUP, INC.

Date: April 24, 1998

                                      By /s/ Robert S. Kahler
                                         ----------------------------
                                         Robert S. Kahler
                                         Executive Vice President
                                         and Chief Financial Officer


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


             SIGNATURE                                                      TITLE                                 DATE
             ---------                                                      -----                                 ----

<F*>                                                     Chairman of the Board, Chief Executive              April 24, 1998
------------------------------------------                 Officer and Director (Principal Executive
G. Thomas Andes                                            Officer)

/s/ Robert S. Kahler                                     Executive Vice President and Chief Financial        April 24, 1998
------------------------------------------                 Officer (Principal Financial and Accounting
Robert S. Kahler                                           Officer)

                                                         Director
------------------------------------------
James A. Auffenberg, Jr.

                                                         Director
------------------------------------------
Wayne T. Ewing

<F*>                                                     Director                                            April 24, 1998
------------------------------------------
Donald P. Gallop

<F*>                                                     Director                                            April 24, 1998
------------------------------------------
Randall E. Ganim



             SIGNATURE                                   TITLE                                                    DATE
             ---------                                   -----                                                    ----


<F*>                                                     Director                                            April 24, 1998
------------------------------------------
C.E. Heiligenstein

                                                         Director
------------------------------------------
John G. Helmkamp, Jr.

<F*>                                                     Director                                            April 24, 1998
------------------------------------------
Carl G. Hogan, Sr.

                                                         Director
------------------------------------------
Franklin A. Jacobs

<F*>                                                     Director                                            April 24, 1998
------------------------------------------
S. Lee Kling

                                                         Director
------------------------------------------
Ralph F. Korte

<F*>                                                     Director                                            April 24, 1998
------------------------------------------
Roger J. Lowery

<F*>                                                     Director                                            April 24, 1998
------------------------------------------
William A. Peck

<F*>                                                     Director                                            April 24, 1998
------------------------------------------
Erl A. Schmiesing

<F*>                                                     Director                                            April 24, 1998
------------------------------------------
Douglas K. Shull

                                                         Director
------------------------------------------
Frank R. Trulaske

<F*>                                                     Director                                            April 24, 1998
------------------------------------------
George T. Wilkins, Jr.

                                                         <F*>By /s/ Robert S. Kahler
                                                                ----------------------------
                                                                Robert S. Kahler

Robert S. Kahler, by signing his name hereto, does sign this document on behalf of the persons named above, pursuant to a power of attorney duly executed by such persons and previously filed.

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

 4.2          Indenture dated as of November 1, 1986 between Landmark and Centerre Trust Company of
              St. Louis, regarding the issuance of $17,250,000 principal amount of Landmark's 8-3/4%
              Convertible Subordinated Debentures due November 1, 1998 (filed as Exhibit 4(c) to
              Landmark's Annual Report on Form 10-K for the year ended December 31, 1986 (File
              No. 1-8810) and incorporated herein by reference)

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

                                   EXHIBIT INDEX--(CONTINUED)

10.4          Form of Stock Option Agreement under Landmark's 1982 Capital Accumulation Plan, assumed by Magna as to outstanding obligations pursuant to the acquisition of
              Landmark (filed as Exhibit 10.1 to Magna's Annual Report on Form 10-K for the
              year ended December 31, 1991 (File No. 001-12405) and incorporated herein by reference)<F1>

10.5          Form of Stock Option Agreement under Landmark's 1986 Non-Qualified Stock Option
              Plan, assumed by Magna as to outstanding obligations pursuant to the acquisition of Landmark (filed as Exhibit 10.2 to Magna's Annual Report on Form 10-K for the
              year ended December 31, 1991 (File No. 001-12405) and incorporated herein by reference)<F1>

10.6          1987 Stock Option Plan of Magna (filed as Exhibit 10.2 to Magna's Registration
              Statement on Form S-4 (Reg. No. 33-15463) and incorporated herein by refer-
              ence)<F1>

10.7          Landmark's Amended and Restated Supplemental Retirement Plan (filed as Exhibit
              10(ff) to Landmark's Annual Report on Form 10-K for the year ended December 31,
              1989 (File No. 1-8810) and incorporated herein by reference)<F1>

10.8          Amended and Restated Employment Agreement between Magna and G. Thomas Andes effective January 1, 1995 and amended and restated June 6, 1996 and as of May
              27, 1997 (filed as Exhibit 10.1 to Magna's Quarterly Report on Form 10-Q for the
              period ended June 30, 1997 (File No. 001-12405) and incorporated herein by reference)<F1>

10.9          Agreement effective March 1, 1997 between Magna and Linda K. Fabel (filed as
              Exhibit 10.9 to Magna's Annual Report on Form 10-K for the year ended December
              31, 1996 (File No. 001-12405) and incorporated herein by reference)<F1>

10.10         Agreement effective March 1, 1997 between Magna and Robert J. Mathias (filed as
              Exhibit 10.10 to Magna's Annual Report on Form 10-K for the year ended December
              31, 1996 (File No. 001-12405) and incorporated herein by reference)<F1>

10.11         Agreement effective March 1, 1997 between Magna and Gary D. Hemmer (filed as
              Exhibit 10.11 to Magna's Annual Report on Form 10-K for the year ended December
              31, 1996 (File No. 001-12405) and incorporated herein by reference)<F1>

10.12         Agreement dated January 8, 1998 between Magna and Ronald A. Buerges<F1><F2>

10.13         Agreement effective March 1, 1997 between Magna and Robert M. Olson, Jr. (filed as Exhibit 10.13 to Magna's Annual Report on Form 10-K for the year ended
              December 31, 1996 (File No. 001-12405) and incorporated herein by reference)<F1>

10.14         Agreement dated October 20, 1997, between Magna and Robert S. Kahler (filed as
              Exhibit 10.2 to Magna's Quarterly Report on Form 10-Q for the period ended
              September 30, 1997 (File No. 001-12405) and incorporated herein by reference)<F1>

10.15         Agreement dated October 17, 1997, between Magna and Bradford W. Koeneman (filed as Exhibit 10.3 to Magna's Quarterly Report on Form 10-Q for the period ended
              September 30, 1997 (File No. 001-12405) and incorporated herein by reference)<F1>

10.16         Supplemental Senior Executive Retirement Plan of Magna dated May 27, 1997 (filed as Exhibit 10.2 to Magna's Quarterly Report on Form 10-Q for the period ended
              June 30, 1997 (File No. 001-12405) and incorporated herein by reference)<F1>

10.17         Supplemental Executive Retirement Plan of Magna dated October 1997 (filed as Ex-
              hibit 10.1 to Magna's Quarterly Report on Form 10-Q for the period ended
              September 30, 1997 (File No. 001-12405) and incorporated herein by reference)<F1>

10.18         Second Amendment to Second Restated Employment Agreement between Magna and S.
              Lee Kling (filed as Exhibit 10.24 to Magna's Quarterly Report on Form 10-Q for
              the period ended June 30, 1994 (File No. 001-12405) and incorporated herein by reference)<F1>

10.19         Second Restated Employment Agreement dated as of October 20, 1990, as amended by
              Letter Agreement dated August 29, 1991, between Landmark and S. Lee Kling (filed as Exhibit 10.9 to Magna's Annual Report on Form 10-K for the year ended
              December 31, 1991 (File No. 001-12405) and incorporated herein by reference)<F1>

                                EXHIBIT INDEX--(CONTINUED)

10.20         Directors' Survivor Benefit Plan (filed as Exhibit 10.11 to Magna's Annual
              Report on Form 10-K for the year ended December 31, 1991 (File No. 001-12405)
              and incorporated herein by reference)<F1>

10.21         Directors' Deferred Compensation Plan (filed as Exhibit 10.12 to Magna's Annual
              Report on Form 10-K for the year ended December 31, 1991 (File No. 001-12405)
              and incorporated herein by reference)<F1>

10.22         Board of Directors Retirement Plan of Magna (filed as Exhibit 10.16 to Magna's
              Annual Report on Form 10-K for the year ended December 31, 1994 (File No.
              001-12405) and incorporated herein by reference)<F1>

10.23         Magna Directors' Deferred Plan (filed as Exhibit 10.1 to Magna's Quarterly
              Report on Form 10-Q for the period ended September 30, 1996 (File No. 001-12405)
              and incorporated herein by reference)<F1>

10.24         Magna Directors' Deferred Compensation Plan (filed as Exhibit 10.2 to Magna's
              Quarterly Report on Form 10-Q for the period ended September 30, 1996 (File No.
              001-12405) and incorporated herein by reference)<F1>

10.25         First Amendment to Magna Board of Directors Retirement Plan (filed as Exhibit
              10.3 to Magna's Quarterly Report on Form 10-Q for the period ended September 30,
              1996 (File No. 001-12405) and incorporated herein by reference)<F1>

10.26         Executive Supplemental Deferral Plan (filed as Exhibit 10.12 to Magna's Annual
              Report on Form 10-K for the year ended December 31, 1987 (File No. 001-12405)
              and incorporated herein by reference)<F1>

10.27         Form of Director Indemnification Agreement dated as of May 30, 1991 between
              Landmark and Donald P. Gallop, Carl G. Hogan, Sr., Franklin A. Jacobs and Ralph
              F. Korte, respectively, and Consent dated May 24, 1991 of Magna to Director
              Indemnification Agreements dated May 30, 1991 assuming Landmark's obligations thereunder upon effectiveness of the acquisition (filed as Exhibit 10.14 to
              Magna's Annual Report on Form 10-K for the year ended December 31, 1991 (File
              No. 001-12405) and incorporated herein by reference)<F1>

10.28         Magna Amended and Restated Directors' Stock Option Plan (filed as Exhibit 10.33 to Magna's Registration Statement on Form S-4 (Reg. No. 333-17797) and
              incorporated herein by reference)<F1>

10.29         Magna Amended and Restated 1996 Directors' Stock Option Plan (filed as Exhibit
              10.34 to Magna's Registration Statement on Form S-4 (Reg. No. 333-17797) and
              incorporated herein by reference)<F1>

10.30         Magna Amended and Restated 1992 Long Term Performance Plan (filed as Exhibit
              10.35 to Magna's Registration Statement on Form S-4 (Reg. No. 333-17797) and
              incorporated herein by reference)<F1>

10.31         Magna Amended and Restated 1996 Long Term Performance Plan (filed as Exhibit
              10.36 to Magna's Registration Statement on Form S-4 (Reg. No. 333-17797) and
              incorporated herein by reference)<F1>

10.32         Amendment to Supplemental Executive Retirement Plan of Magna (filed as Exhibit
              10.25 to Magna's Quarterly Report on Form 10-Q for the period ended June 30,
              1994 (File No. 001-12405) and incorporated herein by reference)<F1>

10.33         Supplemental Executive Retirement Plan of Magna (filed as Exhibit 10.15 to
              Magna's Annual Report on Form 10-K for the year ended December 31, 1993 (File
              No. 001-12405) and incorporated herein by reference)<F1>

10.34         Magna Executive Incentive Compensation Plan (MEICP) 1998<F1><F2>



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

10.37         Amendment to Lease Agreement between Magna, as successor in interest to Landmark and St. Louis Brentwood Associates, L.P., dated August 28, 1997, relating to
              Magna Place.<F2>

10.38         Stock Purchase Agreement dated March 27, 1992, by and among Capital Bancorpora-
              tion, Inc., Magna and Landmark Acquisition Corporation, and amendment thereto
              (filed as Exhibit 2.1 to Magna's Registration Statement on Form S-3 (Reg. No.
              33-48918) and incorporated herein by reference)

10.39         Supplemental Agreement dated February 29, 1996, between Magna and John G.
              Helmkamp, Jr. (filed as Exhibit 10.26 to Magna's Annual Report on Form 10-K for
              the year ended December 31, 1995 (File No. 001-12405) and incorporated herein by reference)<F1>

10.40         Severance Agreement dated March 5, 1997 between Magna and Erl A. Schmiesing
              (filed as Exhibit 10.35 to Magna's Annual Report on Form 10-K for the year ended
              December 31, 1996 (File No. 001-12405) and incorporated herein by reference)<F1>

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

21.1          Subsidiaries of Magna Group, Inc.<F2>

23.1          Consent of Independent Auditors<F2>

24.1          Power of Attorney (included on signature page hereto)<F2>

27.1          Financial Data Schedule<F2>

--------

<F1>Management contract or compensatory plan

<F2>Previously filed on Magna's Annual Report on Form 10-K for the year ended December 31, 1997