Form 10-Q
period 1998-03-31
MAGNA GROUP INC
filed 1998-05-12
CIK 36094

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-Q


         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 MARCH 31, 1998
                              -------------------------------------------------

                                      OR

        ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    ----------------------


Commission file number                        1-12405
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

    Yes   x     No
       ------     ------

       Title of class of                          Number of shares
         common stock                      outstanding as of May 1, 1998
-----------------------------            ---------------------------------
Common stock, $2.00 par value                        33,973,803

                              TABLE OF CONTENTS


                                                                                      Page
                                                                                      ----
PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
          Condensed Consolidated Balance Sheets                                         3
          Condensed Consolidated Statements of Income                                   4
          Condensed Consolidated Statements of Cash Flows                               5
          Notes to Condensed Consolidated Financial Statements                          6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                                                9

     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                                        20

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEDURES                                                         20

     ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                                20

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                          20

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS                                                         21

     ITEM 5 - OTHER INFORMATION                                                        21

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                         21

SIGNATURES                                                                             22

EXHIBIT INDEX                                                                          23

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 MARCH 31                   DECEMBER 31
                                                                   1998                        1997
                                                                ----------                  -----------
ASSETS
  Cash and due from banks                                       $  220,317                  $  247,932
  Federal funds sold                                                95,126                      48,202
  Securities:
    Held-to-maturity                                               129,305                     137,690
    Available-for-sale                                           2,109,808                   1,850,932
  Loans, net of unearned income                                  4,378,928                   4,483,812
    Reserve for loan losses                                        (59,928)                    (59,439)
                                                                ----------                  ----------
                                       Net Loans                 4,319,000                   4,424,373
  Premises and equipment                                           117,253                     118,587
  Goodwill and other intangibles                                   122,188                     121,817
  Other assets                                                     137,621                     125,436
                                                                ----------                  ----------
                                    TOTAL ASSETS                $7,250,618                  $7,074,969
                                                                ==========                  ==========

LIABILITIES
  Deposits:
    Noninterest bearing                                         $  641,300                  $  711,163
    Interest bearing                                             4,905,388                   4,724,832
                                                                ----------                  ----------
                                  Total Deposits                 5,546,688                   5,435,995

  Federal funds purchased                                           68,725                      92,200
  Repurchase agreements                                            714,042                     642,301
  Other short-term borrowings                                      108,939                     111,102
  Long-term debt                                                   115,883                      92,056
  Other liabilities                                                 85,363                      74,962
                                                               -----------                 -----------
                               TOTAL LIABILITIES                 6,639,640                   6,448,616
Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
  Preferred stock:
    Class B, voting, $20 par value -
      1,981 and 1,996 shares issued
      and outstanding, respectively                                     40                          40
  Common stock, $2 par value - 34,037,452
    and 33,799,995 shares issued,
    respectively                                                    68,075                      67,600
  Capital surplus                                                  343,601                     336,544
  Retained earnings                                                267,982                     256,611
  Treasury stock - 1,473,700 and 937,900
    shares respectively, at cost                                   (60,626)                    (32,703)
  Unearned restricted stock awards                                  (7,596)                     (4,835)
  Net unrealized gains(losses)
    on securities                                                     (498)                      3,096
                                                                ----------                  ----------
                      TOTAL STOCKHOLDERS' EQUITY                   610,978                     626,353
                                                                ----------                  ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $7,250,618                  $7,074,969
                                                                ==========                  ==========

See accompanying notes.

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED
                                                                   March 31
                                                          --------------------------
                                                            1998              1997
                                                            ----              ----
Interest Income:
  Interest and fees on loans                              $ 96,165          $ 79,187
  Securities:
    Taxable                                                 28,395            24,528
    Tax-exempt                                               3,770             2,192
                                                          --------          --------
                                                            32,165            26,720
  Other interest income                                      2,173             1,155
                                                          --------          --------
                       TOTAL INTEREST INCOME               130,503           107,062
Interest Expense:
  Deposits                                                  55,464            43,584
  Federal funds purchased                                    1,043               710
  Repurchase agreements                                      8,415             6,755
  Other short-term borrowings                                1,763             1,265
  Long-term debt                                             1,609             1,518
                                                          --------          --------
                      TOTAL INTEREST EXPENSE                68,294            53,832
                                                          --------          --------
                         NET INTEREST INCOME                62,209            53,230
Provision for Loan Losses                                    3,550            15,152
                                                          --------          --------
                   NET INTEREST INCOME AFTER
                   PROVISION FOR LOAN LOSSES                58,659            38,078
Noninterest Income:
  Service charges on deposits                                6,328             5,830
  Trust services                                             3,316             2,975
  Credit card services                                       1,928             1,251
  Brokerage and investment services                          1,676             1,200
  Securities gains, net                                        596               130
  Other                                                     10,135             2,568
                                                          --------          --------
                                                            23,979            13,954
Noninterest Expense:
  Employee compensation and
   other benefits                                           23,365            19,825
  Net occupancy                                              4,829             4,741
  Equipment                                                  2,697             2,473
  FDIC insurance premiums                                      211               154
  Intangible amortization                                    2,566             1,340
  Other                                                     16,362             9,884
                                                          --------          --------
                                                            50,030            38,417
                                                          --------          --------
                  INCOME BEFORE INCOME TAXES                32,608            13,615
Income Tax Expense                                          12,097             4,177
                                                          --------          --------

                                  NET INCOME              $ 20,511          $  9,438
                                                          ========          ========

Average Shares Outstanding:
  Basic                                                     32,510            29,866
  Diluted                                                   34,259            30,862
Earnings Per Share:
  Basic                                                      $ .63             $ .32
                                                             =====             =====
  Diluted                                                    $ .61             $ .31
                                                             =====             =====

Dividends Per Share                                          $ .28             $ .25
                                                             =====             =====

See accompanying notes.

MAGNA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31
                                                                     ---------------------------------
                                                                        1998                    1997
                                                                        ----                    ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                            $  29,608               $  22,903

INVESTING ACTIVITIES
  Proceeds from maturities of held-to-maturity
    securities                                                          13,572                   5,174
  Purchases of held-to-maturity securities                                -                     (1,397)
  Proceeds from maturities of available-
    for-sale securities                                                312,082                 216,421
  Proceeds from sales of available-for-
    sale securities                                                     70,978                  28,916
  Purchases of available-for-sale securities                          (652,677)               (285,964)
  Net decrease(increase)in loans                                       100,798                 (39,767)
  Proceeds from sales of foreclosed property                               580                     853
  Net purchases of premises and equipment                               (3,471)                 (1,587)
  Cash and cash equivalents of acquired
    institutions, net of cash paid                                        -                    (18,989)
                                                                     ---------               ---------
NET CASH USED IN INVESTING ACTIVITIES                                 (158,138)                (96,340)

FINANCING ACTIVITIES
  Net increase in deposits                                             110,702                  55,091
  Cash dividends                                                        (9,140)                 (7,077)
  Net(decrease)increase in federal
    funds purchased                                                    (23,475)                107,285
  Net increase in repurchase agreements                                 71,741                  49,956
  Net decrease in other short-
    term borrowings                                                       (402)                (78,399)
  Proceeds from issuance of long-term debt                              25,000                    -
  Payments of long-term debt                                               (93)                    (82)
  Purchases of treasury stock                                          (27,923)                (10,983)
  Other                                                                  1,429                   1,564
                                                                     ---------               ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              147,839                 117,355
                                                                     ---------               ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                   19,309                  43,918
Cash and cash equivalents at beginning of period                       296,134                 214,480
                                                                     ---------               ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 315,443               $ 258,398
                                                                     =========               =========

See accompanying notes.

MAGNA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

      The unaudited interim condensed consolidated financial statements of Magna Group, Inc. and its affiliates ("Magna") have been prepared in accordance with generally accepted accounting principles for the banking industry and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Reference is hereby made to the notes to consolidated financial statements contained in Magna's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements have been included therein and are of a normal recurring nature. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE B--PENDING MERGER WITH UNION PLANTERS CORPORATION

      On February 22, 1998, Magna and Union Planters Corporation ("Union Planters") signed a definitive agreement for the acquisition of Magna by Union Planters. Union Planters is a Memphis-based multi-state bank holding company with $18.4 billion in assets as of March 31, 1998. Under the terms of the agreement, each share of Magna's common stock will be converted into
 .9686 of a share of Union Planters' common stock. The acquisition is subject to certain regulatory approvals and to the approvals of the stockholders of both Magna and Union Planters. The acquisition is expected to be accounted for as a pooling-of-interests and is expected to be completed in the third quarter of 1998.

NOTE C--ACQUISITIONS

      On May 1, 1998, Magna completed the acquisition of Charter Financial, Inc. ("Charter") for approximately 2,507,000 shares of common stock of Magna. The acquisition will be accounted for under the purchase method. At acquisition, Charter had approximately $408 million in assets.

NOTE D--CHANGE IN ACCOUNTING METHODS

      Effective January 1, 1998, Magna adopted Financial Accounting Standards No. 127 (FAS No. 127), "Deferral of the Effective Date of Certain Provisions of FAS Statement No. 125." FAS 127 deferred implementation requirements of FAS No. 125 relating to repurchase agreements, securities lending and similar transactions until transactions entered into after December 31, 1997. The adoption of FAS No. 127 had no material impact on Magna's financial condition or results of operation.

      Effective January 1, 1998, Magna adopted Financial Accounting Standards No. 130 (FAS No. 130), "Reporting Comprehensive Income."

FAS No. 130 establishes standards for the reporting and display of comprehensive income and its components; however, the adoption of FAS No. 130 had no impact on Magna's net income or stockholders' equity. FAS No. 130 requires unrealized gains or losses on Magna's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

      During the first quarter of 1998 and 1997, total comprehensive income amounted to $16.9 million and $4.8 million, respectively.

      Effective January 1, 1998, Magna adopted Financial Accounting Standards No. 131 (FAS No. 131), "Disclosures About Segments of an Enterprise and Related Information." FAS No. 131 superseded Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." FAS No. 131 changes the basis on which companies report information about operating segments in annual financial statements and requires new disclosures regarding operating segments in interim financial statements. FAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Magna has determined that all of its operations effectively operate within one reportable segment, as defined in FAS No. 131. Accordingly, the adoption of FAS No. 131 did not affect the historical disclosure of segment information.

NOTE E--RECLASSIFICATIONS

      Certain amounts for 1997 have been reclassified to conform with 1998 financial statement presentation.

NOTE F--CAPITAL

      In June 1997, Magna announced a common stock repurchase program authorizing the repurchase of 1,700,000 shares. As of March 31, 1998, no shares have been repurchased in connection with that program. In November 1997, Magna announced its intention to repurchase approximately 2,650,000 shares expected to be issued in connection with the acquisition of Charter. As of March 31, 1998, Magna had repurchased 843,700 of those authorized shares.

NOTE G--EARNINGS PER SHARE

      Financial Accounting Standards No. 128 (FAS No. 128), "Earnings per Share" was effective for Magna December 31, 1997. FAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31
                                                                       -------------------------------
                                                                        1998                    1997
                                                                        ----                    ----
Numerator:
 Net income                                                            $20,511                 $ 9,438
 Preferred stock dividends:
   Class B voting preferred                                                 (1)                     (1)
                                                                       -------                 -------
 Numerator for basic earnings per share--
   income available to common stockholders                              20,510                   9,437
                                                                       -------                 -------

 Effect of dilutive items:
 Elimination of interest, net of related
   tax effects on:
   7% convertible subordinated capital notes                               115                     136
   8-3/4% convertible subordinated debentures                              284                    -
                                                                       -------                 -------

 Numerator for diluted earnings per share --
   income available to common stockholders
   after assumed conversions                                           $20,909                 $ 9,573
                                                                       =======                 =======

Denominator:
 Weighted average common shares outstanding                             32,721                  29,983
 Weighted average restricted common shares --
   issued but not earned                                                  (211)                   (117)
                                                                       -------                 -------
 Denominator for basic earnings per share                               32,510                  29,866
                                                                       -------                 -------

 Effect of dilutive securities:
 Weighted average restricted common shares --
   issued but not earned                                                   211                     117
 Net effect of stock options                                               397                     199
 Assumed conversion of:
   7% convertible subordinated capital notes                               574                     680
   8-3/4% convertible subordinated debentures                              567                    -
                                                                       -------                 -------
 Dilutive potential common shares                                        1,749                     996

 Denominator for diluted earnings per share--
   adjusted weighted-average shares and assumed
   conversions                                                          34,259                  30,862
                                                                       =======                 =======

 Basic earnings per share                                                $ .63                   $ .32
                                                                         =====                   =====

 Diluted earnings per share                                              $ .61                   $ .31
                                                                         =====                   =====

      For the three months ended March 31, 1997, inclusion of common stock equivalents for the 8-3/4% convertible subordinated debentures in the computation of diluted earnings per share results in antidilution. Therefore, those common stock equivalents are excluded from the computation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

INTRODUCTION

      The following presentation describes Magna's results of operations during the three month periods ended March 31, 1998 and 1997 and its financial condition, asset quality, capital resources and liquidity as of March 31, 1998. This discussion should be read in conjunction with Magna's unaudited condensed consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

OVERVIEW

      Net income for the first quarter of 1998 was $20.5 million, or $.63 and $.61 for basic and diluted earnings per share, respectively. This compares to $9.4 million, or $.32 and $.31 for basic and diluted earnings per share for the first quarter of 1997.

      Results for the first quarter of 1998 included $5.4 million of proceeds in excess of the carrying value of an equity investment in a non-affiliated company which was acquired by a third party. The effect of that transaction was offset by expenses of $3.5 million incurred in connection with the pending acquisition of Magna by Union Planters.

      Results for the first quarter of 1997 were adversely impacted by the recording of an additional provision for loan losses of $12.5 million to cover potential exposure associated with loans to a single borrower. Excluding the additional provision, net earnings would have been $17.7 million, or $.58 per common share on a diluted basis.

      Operating results of the Homeland Bankshares Corporation ("Homeland") acquisition consummated on March 1, 1997, are included since the acquisition date.

      Table 1 summarizes Magna's statement of income and the change in each category for the periods presented.

TABLE 1 -- Comparative Statements of Income
(In thousands)

                                                       Three Months Ended
                                                             March 31                                Change
                                                    --------------------------                ---------------------
                                                      1998              1997                   Amount       Percent
                                                    --------          --------                --------      -------
Total interest income
 (fully tax-equivalent).....................        $132,748          $108,649                $ 24,099        22.2%
Total interest expense......................          68,294            53,832                  14,462        26.9
                                                    --------          --------                --------
      Net interest income...................          64,454            54,817                   9,637        17.6
Provision for loan losses...................           3,550            15,152                 (11,602)      (76.6)

Noninterest income:
      Service charges on deposits...........           6,328             5,830                     498         8.5
      Trust services........................           3,316             2,975                     341        11.5
      Credit card services..................           1,928             1,251                     677        54.1
      Brokerage and
          investment services...............           1,676             1,200                     476        39.7
      Other.................................          10,135             2,568                   7,567       294.7
                                                    --------          --------                --------
                                                      23,383            13,824                   9,559        69.1
      Securities gains, net.................             596               130                     466       358.5
                                                    --------          --------                --------
          Total.............................          23,979            13,954                  10,025        71.8
                                                    --------          --------                --------
Noninterest expense:
      Employee compensation and
          other benefits....................          23,365            19,825                   3,540        17.9
      Net occupancy.........................           4,829             4,741                      88         1.9
      Equipment.............................           2,697             2,473                     224         9.1
      FDIC insurance premiums...............             211               154                      57        37.0
      Intangible amortization...............           2,566             1,340                   1,226        91.5
      Other.................................          16,362             9,884                   6,478        65.5
                                                    --------          --------                --------
          Total.............................          50,030            38,417                  11,613        30.2
                                                    --------          --------                --------
Income before income taxes..................          34,853            15,202                  19,651       129.3
Less: tax-equivalent adjustment.............           2,245             1,587                     658        41.5
Income tax expense..........................          12,097             4,177                   7,920       189.6
                                                    --------          --------                --------
Net income..................................        $ 20,511          $  9,438                $ 11,073       117.3
                                                    ========          ========                ========

RESULTS OF OPERATIONS

NET INTEREST INCOME

      Tax-equivalent net interest income increased 17.6% for the first quarter of 1998 compared with 1997. The increase in tax-equivalent net interest income was principally attributable to increased volumes of interest earning assets and interest bearing liabilities derived from the Homeland acquisition. The increase in tax-equivalent net interest income attributable to increased volumes of interest earning assets and interest bearing liabilities derived from Homeland was partially offset by a reduced net interest margin.

      The net interest margin for the first quarter of 1998 was 3.86% compared with 3.96% for the first quarter of 1997 and 3.93% for the fourth quarter of 1997. The decrease in the first quarter of 1998 compared with the fourth quarter of 1997 was primarily attributable to a slight decline in the yield on earning assets due in part to a decline in total loans of approximately $105 million. The decline in the net interest margin for the first quarter of 1998 compared with the first quarter of 1997 occurred as the cost of funds increased at a greater rate than the yield on earning assets. The increase in the yield on earning assets, of 11 basis points, was attributable to increased yields earned on Magna's loan and investment portfolios. The increased cost of funds, of 14 basis points, was primarily associated with higher rates paid on various categories of short-term borrowings, specifically repurchase agreements, and other short-term borrowings which is mainly comprised of Federal Home Loan Bank advances.

PROVISION FOR LOAN LOSSES

      Factors which influence management's determination of the provision for loan losses include, among other things, evaluation of the anticipated impact on the loan portfolio of current and projected economic conditions, historical loss trends, a review of individual loans and changes in the character and size of the portfolio. Magna has established comprehensive credit policies and risk rating processes that address the individual risk and return characteristics associated with loans in the portfolio. The significantly higher provision for loan losses in the first quarter of 1997 compared to the first quarter of 1998, was due to the additional provision described under "OVERVIEW." Activity in the reserve for loan losses and nonperforming loan data are presented and discussed under "ASSET QUALITY."

NONINTEREST INCOME

      Total noninterest income was $24.0 million for the first quarter of 1998 compared with $14.0 million for the first quarter of 1997.

      Excluding net securities gains recognized during the quarters compared, noninterest income increased $9.6 million for the first quarter of 1998 compared to the first quarter of 1997. Fee income generated from Homeland contributed to the increases in all major components of noninterest income. Service charges on deposit accounts increased $.5 million for the first quarter of 1998 compared to the first quarter of 1997. Income from trust services increased $.3 million for the quarters compared. The increases in service charges on deposit accounts and income from trust services were primarily derived from the Homeland acquisition. Credit card services income primarily consists of fees charged to merchants for processing credit card transactions and interchange fees received on transactions of Magna's cardholders. The increase of $.7 million in credit card services income during the first quarter of 1998 partially resulted from revenues generated by the second quarter 1997 addition of the "debit" card to Magna's product line and from the Homeland acquisition. Brokerage and investment services income is comprised of commissions derived from the sale of stocks, bonds, mutual funds, annuities and other investment vehicles which are offered by Magna's brokerage operations. During the first quarter of 1998, brokerage and investment services income increased $.5 million compared to the first quarter of 1997. This increase principally resulted from enhanced product lines, expanded sales efforts, favorable market conditions and an increased market territory attributable to the Homeland acquisition. Other noninterest income includes such items as interchange fees on ATM transactions, income from foreclosed properties, fees from mortgage banking operations, safe deposit box rental fees and other miscellaneous fees. Other noninterest income for the first quarter of 1998 increased $7.6 million compared to the first quarter of 1997, and included a $5.4 million non-recurring item as described under "OVERVIEW." The remaining increase to other noninterest income was primarily the result of the Homeland acquisition.

      For the first quarter of 1998, noninterest income as a percentage of average assets, on an annualized basis, was 1.35% compared with
 .95% for the first quarter of 1997.

NONINTEREST EXPENSE

      Total noninterest expense was $50.0 million for the first quarter of 1998 compared with $38.4 million for the first quarter of 1997. For the first quarter of 1998, noninterest expense as a percentage of average assets, on an annualized basis, was 2.82% compared with 2.63% for the first quarter of 1997.

      Noninterest expenses generated from Homeland contributed to the increases in all major components of noninterest expense. The increase in employee compensation and other benefits for the first quarter of 1998 compared with 1997 was attributable to the Homeland acquisition coupled with normal merit increases. The modest increases in net occupancy and equipment expenses during the first quarter of 1998 were primarily due to direct
expenses of Homeland.   FDIC insurance premiums increased during the first
quarter of 1998 due to the Homeland acquisition. Intangible amortization increased $1.2 million during the first quarter of 1998 compared to the first quarter of 1997. This increase was primarily associated with amortization of goodwill attributable to the Homeland acquisition. Other noninterest expenses increased $6.5 million for the first quarter of 1998 compared to the first quarter of 1997. As described under "OVERVIEW," expenses of $3.5 million were incurred in connection with the pending acquisition of Magna by Union Planters. The remaining increase to other noninterest expense was primarily the result of the Homeland acquisition.

      Magna has conducted a comprehensive review of its computer and other operating systems which could be affected by the Year 2000 issue and, in accordance with stated bank regulatory requirements, has developed implementation plans to resolve potential problems prior to the year 2000. Management believes that all systems necessary to manage Magna's business will be replaced, modified or upgraded at a cost of approximately $3-4 million. The estimated expenditures do not include employee compensation and benefits associated with the internal task force that is dedicated to the Year 2000 issue. Management expects Magna's Year 2000 plans and the related expenses to be significantly modified following the completion of the proposed acquisition of Magna by Union Planters in the third quarter of 1998.

      The effective income tax rate was 37.1% and 30.7% for the first quarter of 1998 and 1997, respectively. The increase in effective tax rate for the quarters compared resulted primarily from the expenses of $3.5 million incurred in connection with the pending acquisition of Magna by Union Planters which were not deductible for income tax purposes. Excluding those expenses, the effective income tax rate for the first quarter of 1998 would have been 33.5%. The remainder of the increase resulted from generally higher levels of taxable earnings.


FINANCIAL CONDITION

GENERAL

      Certain components of Magna's consolidated balance sheet at March 31, 1998, compared with December 31, 1997 and March 31, 1997 are presented in summary form in Table 2. The increase in total assets at March 31, 1998 compared with December 31, 1997, is primarily reflective of an increase in investment securities.

TABLE 2 -- Selected Comparative Balance Sheet Items
(In thousands)

                                             March 31               December 31              March 31
                                               1998                    1997                    1997
                                            ----------              -----------             ----------
Total assets...........................     $7,250,618              $7,074,969              $6,772,925
Loans, net of
 unearned income.......................      4,378,928               4,483,812               4,357,739
Investments............................      2,239,113               1,988,622               1,847,881
Deposits...............................      5,546,688               5,435,995               5,198,562
Federal funds purchased................         68,725                  92,200                 180,260
Repurchase agreements:
  Cash management......................        614,896                 581,568                 435,525
  Other................................         99,146                  60,733                 123,379
Other short-term borrowings............        108,939                 111,102                  80,268
Long-term debt.........................        115,883                  92,056                  82,824


LOANS

      Loans, net of unearned income, decreased 2.3%, or $104.9 million, from year-end 1997 to March 31, 1998. The modest decrease was due primarily to the level of refinancing activity in the real estate market which offset growth in other segments of the loan portfolio.


      Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

TABLE 3 -- Loan Portfolio Composition
(In thousands)

                                            March 31                   December 31                    March 31
                                              1998                         1997                         1997
                                      --------------------        ----------------------        ---------------------
Commercial loans:                       Amount     Percent          Amount       Percent          Amount      Percent
------------------------                ------     -------          ------       -------          ------      -------
Commercial, financial
 and agricultural.................    $  790,347     18.0%        $  807,720       18.0%        $  818,302      18.8%
Commercial real estate............     1,381,938     31.6          1,420,521       31.7          1,427,505      32.7
Real estate
 construction.....................       278,205      6.4            272,151        6.1            194,447       4.5
                                      ----------    -----         ----------      -----         ----------     -----
      Total commercial............     2,450,490     56.0          2,500,392       55.8          2,440,254      56.0
                                      ----------    -----         ----------      -----         ----------     -----

Consumer loans:
------------------------
1-4 family residential
 real estate......................     1,204,131     27.5          1,271,432       28.3          1,285,359      29.5
Other consumer loans,
 net of unearned income...........       724,307     16.5            711,988       15.9            632,126      14.5
                                      ----------    -----         ----------      -----         ----------     -----
      Total consumer..............     1,928,438     44.0          1,983,420       44.2          1,917,485      44.0
                                      ----------    -----         ----------      -----         ----------     -----

      Total loans, net of
      unearned income.............    $4,378,928    100.0%        $4,483,812      100.0%        $4,357,739     100.0%
                                      ==========    =====         ==========      =====         ==========     =====

INVESTMENTS

      Total investments increased $250.5 million, or 12.6%, at March 31, 1998 compared with year-end 1997. Magna's investment portfolio serves three principal functions. First, it is a vehicle for managing balance sheet rate sensitivity. Second, it is a means for investment of excess funds. Third, the available-for-sale portion of the portfolio provides a resource from which liquidity needs may be satisfied. The increase in investment securities from year-end 1997 resulted from growth in U.S. Government agency and tax-exempt securities. The growth in these categories resulted from reinvestment of U.S. Treasury security maturities coupled with growth in deposits and borrowings in excess of loan demand.

      Table 4 presents the composition of investments for the periods presented.

TABLE 4 -- Investment Securities
(In thousands)

                                             March 31        December 31         March 31
                                               1998             1997               1997
                                            ----------       -----------        ----------
Held-to-maturity securities............     $  129,305       $  137,690         $  151,183
Available-for-sale securities..........      2,109,808        1,850,932          1,696,698
                                            ----------       ----------         ----------
   Total investments...................     $2,239,113       $1,988,622         $1,847,881
                                            ==========       ==========         ==========

DEPOSITS

      Total deposits increased $110.7 million to $5.5 billion at March 31, 1998 from year-end 1997. Time deposits of $100,000 or more increased $192.9 million at March 31, 1998 from year-end 1997. This increase was principally due to continued sales efforts to obtain public fund deposits as Magna strives to expand its overall banking relationships with public entities. This increase was partially offset by a decrease in noninterest bearing deposits due to seasonal factors which increase demand deposits at the end of a calendar year. All other categories of interest bearing deposits remained relatively stable at March 31, 1998 compared to year-end 1997.

      Table 5 sets forth the composition of deposits and the changes in each category for the periods presented.


TABLE 5 -- Deposit Liability Composition
(In thousands)

                                             March 31                  December 31                    March 31
                                               1998                       1997                          1997
                                      --------------------        --------------------        ----------------------
                                        Amount     Percent          Amount     Percent         Amount        Percent
                                        ------     -------          ------     -------         ------        -------
Noninterest bearing...............    $  641,300     11.6%        $  711,163      13.1%       $  663,313        12.8%
Interest bearing demand
      deposits....................       633,664     11.4            623,844      11.5           630,435        12.1
Savings and market
      rate deposits...............       976,905     17.6            966,727      17.8         1,031,416        19.8
Time deposits less than
      $100,000....................     2,362,678     42.6          2,395,001      44.0         2,227,489        42.9
Time deposits $100,000
      or more.....................       932,141     16.8            739,260      13.6           645,909        12.4
                                      ----------    -----         ----------     -----        ----------       -----
         Total deposits...........    $5,546,688    100.0%        $5,435,995     100.0%       $5,198,562       100.0%
                                      ==========    =====         ==========     =====        ==========       =====

FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS

      Federal funds purchased and repurchase agreements serve as alternative sources of funds to core deposits. Federal funds purchased decreased $23.5 million from year-end 1997. Federal funds purchased are short-term sources of funds utilized by Magna's banking subsidiaries and are primarily obtained from its network of correspondent banks. As such, levels of federal funds purchased can fluctuate significantly. Repurchase agreements increased $71.7 million from year-end 1997. Approximately $33.3 million of this increase was in the form of cash management repurchase agreements. Such accounts involve the daily transfer of excess funds from noninterest bearing deposit accounts into interest bearing cash management repurchase agreement accounts. The cash management repurchase agreement accounts are viewed by management as a stable source of funds from commercial depositors. Repurchase agreements, other than cash management repurchase agreements, increased $48.4 million from year-end 1997, primarily as a result of the addition of one particular repurchase agreement associated with a commercial customer. These repurchase agreements generally represent an alternative to short-term time certificates offered to Magna's commercial and public fund customer base.

OTHER SHORT-TERM BORROWINGS AND LONG-TERM DEBT

      At March 31, 1998 and December 31, 1997, other short-term borrowings consisted of three Federal Home Loan Bank advances having various interest rates and maturity dates, the remaining balance of Magna's 8 3/4% Convertible Subordinated Debentures ("Debentures") and an additional borrowing in the form of a treasury tax and loan note option account. In November 1997, the Debentures were reclassified from long-term debt as a result of their November 1998 maturities. Other short-term borrowings reflected a modest decrease of $2.2 million at March 31, 1998 compared with year-end 1997. The majority of the decrease from year-end 1997 related to conversions of a portion of the Debentures. As with federal funds purchased and repurchase agreements, other short-term borrowings typically serve as an alternative source of funds to deposit funding sources. At March 31, 1998 and December 31, 1997, long-term debt consisted of several Federal Home Loan Bank advances, the remaining balance of Magna's 7% Convertible Subordinated Capital Notes and a capital lease obligation. The increase in long-term debt from year-end 1997 of $23.8 million was primarily attributable to the procurement of a $25.0 million Federal Home Loan Bank advance which carries an interest rate of 5.78% and matures on February 5, 2003.


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

      At March 31, 1998, nonperforming assets totaled $51.9 million, or .72% of total assets, compared with nonperforming assets at year-end 1997 of $48.3 million or .68% of total assets. All categories of nonperforming loans remained relatively stable at March 31, 1998, when compared to year-end 1997. The level of foreclosed property was $2.2 million at March 31, 1998 compared to $2.0 million at year-end 1997. Magna does not anticipate any significant losses on the disposition of other real estate owned at March 31, 1998.

      Net charge-offs for the first quarter of 1998 totaled $3.1 million compared with $18.0 million for the first quarter of 1997. During the first quarter of 1997, Magna recorded a charge-off of $14.4 million in the commercial, financial and agricultural category on commercial loans to a single borrower. Net charge-offs associated with all other loan categories remained relatively stable for the quarters compared. The ratio of the reserve for losses to total loans was 1.37% and 1.28% at March 31, 1998 and 1997, respectively.

      Management believes that the consolidated reserve for loan losses is adequate to provide for possible losses inherent in the loan portfolio. However, no assurance can be given that subsequent changes in economic conditions, risk elements and other factors will not require significant changes in the level of the loan loss reserve.

      Table 6 sets forth a summary of the components of Magna's loan portfolio and nonperforming assets.

TABLE 6 -- Loan Portfolio Mix and Nonperforming Assets
(In thousands)

                                                   March 31, 1998                           December 31, 1997
                                            --------------------------                -----------------------------
                                            Loans and          Non-                   Loans and             Non-
                                            Foreclosed      performing                Foreclosed         performing
                                             Property         Assets                   Property            Assets
                                            ----------      ----------                ----------         ----------
 Commercial loans:
 -----------------------
    Commercial, financial and
     agricultural......................     $  790,347           $18,328              $  807,720           $17,526
    Commercial real estate.............      1,381,938            10,388               1,420,521             9,528
    Real estate construction...........        278,205             3,719                 272,151             2,937
                                            ----------           -------              ----------           -------
      Total commercial.................      2,450,490            32,435               2,500,392            29,991

 Consumer loans:
 -----------------------
    1-4 family residential
     real estate.......................      1,204,131            14,423               1,271,432            13,178
    Other consumer loans, net
     of unearned income................        724,307             2,846                 711,988             3,160
                                            ----------           -------              ----------           -------
      Total consumer...................      1,928,438            17,269               1,983,420            16,338
                                            ----------           -------              ----------           -------
    Total loans, net of
     unearned income...................      4,378,928            49,704               4,483,812            46,329
  Foreclosed property..................          2,180             2,180                   1,950             1,950
                                            ----------           -------              ----------           -------
    Total..............................     $4,381,108           $51,884              $4,485,762           $48,279
                                            ==========           =======              ==========           =======

  Nonaccrual loans.....................                          $34,239                                   $29,733
  Loans past due 90 days or more.......                           15,241                                    16,366
  Restructured loans...................                              224                                       230
                                                                 -------                                   -------
    Total nonperforming loans..........                           49,704                                    46,329
  Foreclosed property..................                            2,180                                     1,950
                                                                 -------                                   -------
    Total nonperforming assets.........                          $51,884                                   $48,279
                                                                 =======                                   =======

  Nonperforming loans to
    total loans........................                             1.14%                                     1.03%
  Nonperforming assets to total
    loans and foreclosed property......                             1.18                                      1.08
  Nonperforming assets to
    total assets.......................                              .72                                       .68

      Table 7 presents information pertaining to the activity in and an analysis of Magna's reserve for loan losses for the periods presented.

TABLE 7 -- Reserve For Loan Losses
(In thousands)

                                                                        Three Months Ended
                                                                             March 31
                                                                 -------------------------------
                                                                   1998                   1997
                                                                 -------                --------
Balance at beginning of period.............................      $59,439                $ 45,382
Reserves of acquired institution...........................         -                     13,146
Loans charged off:
 Commercial borrowers:
   Commercial, financial and agricultural..................       (1,488)                (17,149)
   Commercial real estate..................................         (265)                   (440)
   Real estate construction................................          (63)                    (24)
                                                                 -------                --------
    Total commercial.......................................       (1,816)                (17,613)
 Consumer borrowers:
   1-4 family residential real estate......................         (421)                   (140)
   Other consumer loans....................................       (2,280)                 (1,560)
                                                                 -------                --------
    Total consumer.........................................       (2,701)                 (1,700)
                                                                 -------                --------

     Total charge-offs.....................................       (4,517)                (19,313)
                                                                 -------                --------

Recoveries of loans previously charged off:
 Commercial borrowers:
   Commercial, financial and agricultural..................          649                     545
   Commercial real estate..................................          234                     109
   Real estate construction................................           27                     183
                                                                 -------                --------
    Total commercial.......................................          910                     837
 Consumer borrowers:
   1-4 family residential real estate......................           57                      86
   Other consumer loans....................................          489                     366
                                                                 -------                --------
    Total consumer.........................................          546                     452
                                                                 -------                --------

     Total recoveries......................................        1,456                   1,289
                                                                 -------                --------

Net loans charged off......................................       (3,061)                (18,024)
                                                                 -------                --------

Provision for loan losses..................................        3,550                  15,152
                                                                 -------                --------
Balance at end of period...................................      $59,928                $ 55,656
                                                                 =======                ========

Net loan charge-offs (annualized) to
 average loans.............................................          .28%                   1.95%
Reserve for loan losses to total loans.....................         1.37                    1.28
Reserve for loan losses to
 nonperforming loans.......................................       120.57                  124.12

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL

      Financial institutions are subject to various regulatory capital guidelines administered by the federal banking agencies. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total capital to risk-weighted assets of 4% and 8%, respectively. At March 31, 1998, Magna's Tier 1 and Total capital ratios were 10.85% and 12.04%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 Capital to average assets of 3% for financial institutions that meet certain specified criteria, including having the highest regulatory ratings. Other financial institutions generally are required to maintain a leverage ratio of at least 4% to 5%. Magna's leverage ratio at March 31, 1998 was 6.95%.

DIVIDENDS AND RESOURCE COMMITMENTS

      The primary source of funds to Magna, on a parent company only basis, consists of dividends and management fees paid by its banking subsidiaries whose ability to pay dividends and management fees is subject to limitations under various laws and regulations, and to prudent and sound banking principles. Magna believes that the earnings of its banking subsidiaries will be sufficient to provide capital to fund asset growth and to permit the distribution of cash dividends to Magna sufficient to meet Magna's operating and debt service requirements as well as anticipated dividends for the foreseeable future.

      Magna had no commitments for any significant capital expenditures at March 31, 1998.


CREDIT FACILITY

      At March 31, 1998, Magna had lines of credit aggregating $125 million under credit facilities with unaffiliated banks. The credit facilities contain specific covenants which, among other things, limit dividend payments, restrict the sale of assets by Magna under certain circumstances, provide for possible acceleration of the repayment terms upon the sale of Magna and require Magna to maintain certain financial ratios. At March 31, 1998, there were no amounts outstanding under the credit facilities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
-------------------------------------------------
ABOUT MARKET RISK
-----------------

      Not applicable.


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

      Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

      Under Magna's Rights Agreement dated November 11, 1988, one preferred stock purchase right (a "Magna Right") is attached to each share of Magna common stock issued and outstanding or to be issued prior to certain designated events. Each Magna Right becomes exercisable only under certain circumstances and expires in 1998 unless first exercised, redeemed or converted. The Magna Rights are designed to protect the interests of Magna and its stockholders against coercive takeover tactics. The purpose of the Magna Rights is to encourage potential acquirers to negotiate with Magna's Board of Directors prior to attempting a takeover and to give the Board leverage in negotiating on behalf of all stockholders, the terms of any proposed takeover.

      On February 22, 1998, Magna entered into a first amendment (the "Amendment") to the Rights Agreement which provided that the execution of the definitive agreement and certain related documents between Magna and Union Planters for the acquisition of Magna by Union Planters, and the consummation of the acquisition, would not cause the Magna Rights to detach from the Magna common shares and become exercisable. The Amendment also provided that the Rights Agreement, as amended, would expire immediately prior to the effective time of the acquisition.

      On February 22, 1998, Magna entered into an agreement with Union Planters pursuant to which it granted an option to Union Planters to purchase up to 6,497,180 shares of its common stock, $2.00 par value per share, at a purchase price per option share equal to the first closing price per share of Magna's common stock following public announcement of the execution of the merger agreement with Union Planters. The option was granted in consideration of Union Planters entering into an Agreement and Plan of Reorganization with Magna. The transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) in that it was a transaction by an issuer not involving any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      Not applicable.

ITEM 5.  OTHER INFORMATION
--------------------------

      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

      (a)  Exhibits:  See Exhibit Index on page 23 hereof.

      (b) Reports on Form 8-K: On February 27, 1998, Magna filed a Current Report on Form 8-K dated February 22, 1998, in which it disclosed that Magna and Union Planters had entered into an Agreement and Plan of Reorganization, pursuant to which Magna will be merged with and into Union Planters Holdings Corporation, a wholly-owned subsidiary of Union Planters.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  MAGNA GROUP, INC.
                                            ---------------------------
                                                    (Registrant)





DATE:  May 12, 1998                    By:/s/ G. Thomas Andes
------------------------                  -------------------------------------
                                          G. Thomas Andes
                                          Chairman of the Board and
                                          Chief Executive Officer






DATE:  May 12, 1998                    By:/s/ Robert S. Kahler
------------------------                  -------------------------------------
                                          Robert S. Kahler
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                EXHIBIT INDEX
                                -------------

EXHIBIT NO.                      DESCRIPTION
-----------                      -----------
  10.1      Amended and Restated Directors Deferred Compensation
            Plan

  11.1      Computation of Earnings Per Share (shown in "Notes to
            Condensed Consolidated Financial Statements, Note G -
            Earnings Per Share" and incorporated herein by reference).


  27.1      Financial Data Schedule.